Form 10-K
period 1993-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1994-03-31
CIK 737291

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:     Carlyle Real Estate Limited Partnership - XIV
        Commission File No. 2-88687
        Form 10-K

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1993. The financial statements included in such Form 10-K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

Also, as required, the filing fee in the amount of $250.00 has been posted to our account at the Melon Bank.

Thank you.


Very truly yours,

CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

By:     JMB Realty Corporation
        Corporate General Partner


        By: C. SCOTT NELSON
            ________________________________
            C. Scott Nelson, Vice President
            Accounting Officer


CSN:kg
Enclosures

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
  ended December 31, 1993                   Commission File No. 2-88687


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
        (Exact name of registrant as specified in its charter)


        Illinois                               36-3256340
(State of organization)            (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois           60611
(Address of principal executive office)        (Zip Code)


Registrant's telephone number, including area code  312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
- -------------------                      ------------------------------
        None                                          None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                    AND ASSIGNEE INTERESTS THEREIN
                           (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated June 4, 1984 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Part III of this Annual Report on Form 10-K.
                              TABLE OF CONTENTS




                                                                Page
                                                                ----

PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      6

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .     10

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .     10


PART II

Item  5.     Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters .     11

Item  6.     Selected Financial Data . . . . . . . . . . . .     12

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations .     20

Item  8.     Financial Statements and Supplementary Data . .     34

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .     95


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .     95

Item 11.     Executive Compensation. . . . . . . . . . . . .     98

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . .     99

Item 13.     Certain Relationships and Related Transactions.    100


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .    100


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    104

                                    PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership-XIV (the "Partnership"), is a limited partnership formed in late 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. On June 4, 1984, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests (and assignee interests therein) ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 2-88687). A total of 401,048.66 Interests were sold to the public at $1,000 per Interest. The holders of 226,632.06 Interests were admitted to the Partnership in 1984; the holders of 174,416.6 Interests were admitted to the Partnership in 1985. The offering closed July 15, 1985. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2034. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment. Due to current market conditions, the Partnership is not able to determine the holding period for its remaining properties. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                      SALE OR DISPOSITION
                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (k)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois. . . . . . . .          783,000 sq.ft.  4/1/84          8/30/93                    fee ownership of land and
                                         g.l.a.                                                   improvements (through joint
                                                                                                  venture partnerships) (c)(e)
 2. Brittany Downs
     Apartments
      Phase I and Phase II,
      Thornton (Denver),
      Colorado . . . . . . .             464 units    8/15/84         1%                         fee ownership of land and im-
                                                                                                   provements
 3. Scottsdale Financial
     Center I
      Scottsdale, Arizona. .          106,800 sq.ft.  9/28/84         12/17/93                   fee ownership of land and im-
                                         n.r.a.                                                   provements (f)
 4. Scottsdale Financial
     Center II
      Scottsdale, Arizona. .          151,625 sq.ft.  9/28/84         10/1/93                    fee ownership of improvements
                                         n.r.a.                                                   and ground leasehold in-
                                                                                                  terest in land (f)
 5. 237 Park Avenue Building
      New York, New York . .          1,140,000 sq.ft.8/14/84         7%                         fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnerships) (c)
 6. 1290 Avenue of the
     Americas Building
      New York, New York . .          2,000,000 sq.ft.7/27/84         15%                        fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnerships) (c)(l)
 7. 2 Broadway Building
      New York, New York . .          1,600,000 sq.ft.8/14/84         10%                        fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnerships) (c)
 8. 1090 Vermont Avenue
     Building
      Washington, D.C. . . .          140,000 sq.ft.  9/26/84         2%                         fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnership) (c)

                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (k)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------

 9. Mariners Pointe
Mariners Pointe
     Apartments
      Stockton, California .          220 units       10/2/84         1%                         fee ownership of land and im-
                                                                                                   provements (through joint
                                                                                                   venture partnership) (c)
10. Louisiana Tower
      Shreveport, Louisiana.          349,000 sq.ft.  11/14/84        5%                         fee ownership of improvements
                                         n.r.a.                                                   and ground leasehold interest
                                                                                                  in land (d)(h)
11. Marketplace at South
     Street Seaport
      New York, New York . .          263,000 sq.ft.  12/14/84        3/8/88                     fee ownership of improvements
                                         n.r.a.                                                   and ground leasehold interest
                                                                                                  in land (through joint ven-
                                                                                                  ture partnership)
12. Gateway Tower
      White Plains, New York          552,000 sq.ft.  12/31/84        12/30/92                   fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnership) (c)(i)
13. Piper Jaffray Tower
      Minneapolis, Minnesota          723,755 sq.ft.  12/27/84        5%                         fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnerships) (c)
14. 900 Third Avenue Building
      New York, New York . .          517,000 sq.ft.  12/28/84        5%                         fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnerships) (c)
15. Wells Fargo Center
     -IBM Tower
      Los Angeles, California         1,100,000 sq.ft.6/28/85         10%                        fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnership) (c)(l)
16. Louis Joliet Mall
      Joliet, Illinois . . .          305,000 sq.ft.  7/31/85         5%                         fee ownership of land and im-
                                         g.l.a.                                                   provements
17. Turtle Creek Centre
      Dallas, Texas. . . . .          296,378 sq.ft.  8/30/85         3/7/89                     fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnership) (g)

                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (k)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------

18. Yerba Buena West
     Office Building
      San Francisco,
       California. . . . . .          267,687 sq.ft.  8/30/85         6/24/92                    fee ownership of land and im-
                                         n.r.a.                                                   provements (through joint
                                                                                                  venture partnerships) (c)(j)
19. Wilshire Bundy Plaza
      Los Angeles, California         284,724 sq.ft.  11/7/85         9%                         fee ownership of improvements
                                         n.r.a.                                                   and ground leasehold interest
                                                                                                  in land (d)(l)

- -----------------------
  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4, Note 3 to Combined Financial Statements and to the Schedule XIs to such Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) Reference is made to Note 3 for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

  (d) Reference is made to Note 8(b) for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

  (e) Reference is made to Note 3(b) for a description of the sale of the Partnership's interest in this investment property.

  (f) Reference is made to Note 6(a) for a description of the disposition of this investment property.

  (g) Reference is made to Note 3(h) for a description of the disposition of this investment property.

  (h) Reference is made to Note 4(b) for a description of the transfer of the venture partner's interest in this investment property.

  (i) Reference is made to Note 3(d) for a description of the disposition of this investment property.

  (j) Reference is made to Note 3(i) for a description of the disposition of this investment property.

  (k) Reference is made to Item 8 - Schedules X and XI filed with this annual report for further information concerning real estate taxes and depreciation.

  (l) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On October 1, 1993, the lender realized its security in the Scottsdale Financial Center II Office Building. Such transaction was described in the Partnership's Form 8-K (File No. 2-88687) on December 3, 1993 which is hereby incorporated herein by reference. Reference is also made to Note 6(a) for a further description of such transaction.

     On December 17, 1993, the lender realized its security in the Scottsdale Financial Center I Office Building. Such transaction was described in the Partnership's Form 8-K (File No. 2-88687) on December 3, 1993 which is hereby incorporated herein by reference. Reference is also made to Note 6(a) for a further description of such transaction.

     Reference is made to Item 6 and Note 8(a) and Note 4 of Notes to Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's investment properties as of December 31, 1993.

     The Partnership has approximately 27 full-time and 3 part-time personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                      1992                             1993
                                                        -------------------------------- --------------------------------
                                                            At      At       At      At      At       At      At      At
                                        Principal Business 3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                        ------------------ ----    ----     ----    ----    ----    -----    ----   -----
     PROPERTIES
     ----------
 1. Scottsdale Financial Center I
     Scottsdale, Arizona (a) . . . . .  Banking             27%     13%      13%     13%     13%       9%      9%     N/A
 2. Scottsdale Financial Center II
     Scottsdale, Arizona (a) . . . . .  Banking/Financial
                                        Services/Publishing 64%     61%      61%     70%     77%      81%     81%     N/A
 3. Wilshire Bundy Plaza
     Los Angeles, California . . . . .  Financial Services/
                                        Advertising         95%     93%      91%     91%     91%      89%     89%     87%
 4. Brittany Downs Apartments
     Phase I and Phase II
     Thornton (Denver), Colorado . . .  Apartments          96%     96%      97%     97%     97%      97%     98%     95%
 5. Mariners Pointe Apartments
     Stockton, California. . . . . . .  Apartments          86%     85%      90%     87%     88%      93%     93%     90%
 6. Old Orchard Shopping Center
     Skokie (Chicago), Illinois (c). .  Retail              61%     62%      62%     64%     62%      53%     N/A     N/A
 7. 237 Park Avenue Building
     New York, New York. . . . . . . .  Advertising/Insurance/
                                        Paper/Real Estate
                                        Investment         100%    100%     100%     98%     99%      99%     99%     98%
 8. 1290 Avenue of the Americas Building
     New York, New York. . . . . . . .  Financial Services  97%     97%      97%     97%     97%      95%     95%     98%
 9. 2 Broadway Building
     New York, New York. . . . . . . .  Financial Services  59%     59%      59%     59%     59%      59%     29%     30%
10. 1090 Vermont Avenue Building
     Washington, D.C.. . . . . . . . .  Trade Associations  77%     79%      90%     90%     99%      99%     99%     99%
11. Louisiana Tower
     Shreveport, Louisiana . . . . . .  Natural Gas/
                                        Banking             95%     94%      93%     92%     90%      90%     90%     90%

                                                        -------------------------------- --------------------------------
                                                                             At      At      At       At      At      At
                                        Principal Business 3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                        ------------------ ----    ----     ----   -----    ----     ----    ----   -----

12. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . .  Legal Services/
 Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . .  Legal Services/
                                        Advertising/
                                        Financial Services  93%     92%      93%     93%     97%      98%     98%     98%
13. 900 Third Avenue Building
     New York, New York. . . . . . . .  Legal Services/
                                        Detective Agency/
                                        Insurance           95%     92%      92%     92%     91%      94%     94%     95%
14. Wells Fargo Center-IBM Tower
     Los Angeles, California . . . . .  Business Infor-
                                        mation Systems      96%     96%      98%     98%     98%      98%     98%     98%
15. Louis Joliet Mall
     Joliet, Illinois. . . . . . . . .  Retail              89%     88%      88%     91%     89%      86%     85%     82%

- --------------------

     Reference is made to Item 6, Item 7, Note 8 and Note 4 of Notes to Combined Financial Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold or disposed of or the Partnership's interest in the property was sold and was not owned by the Partnership at the end of the period.

  (a) Reference is made to Note 6(a).

  (b) Reference is made to Note 3(d).

  (c) Reference is made to Note 3(b).


/TABLE

ITEM 3.  LEGAL PROCEEDING

     1) In a lawsuit filed in June 1990 in U.S. District Court for the District of Arizona, the Resolution Trust Corporation ("RTC"), as conservator of Security Savings and Loan Association, was seeking, among other things, to enforce an alleged default against the Partnership under the loan agreements for the properties and to repudiate (i) certain contractual obligations of the manager of the Scottsdale Financial Center I and II properties to pay, through December 1994, all normal operating expenses of the properties (including leasing costs and debt service) and to pay the Partnership a stated return and
(ii) a certain guaranty of the manager's obligations made by an affiliate of the manager who is also the mortgage lender for the properties and is currently under the conservatorship of the RTC. The manager's obligation to pay such expenses and the Partnership's stated return was secured by certain rights of offset by the Partnership against amounts due on the mortgage loans.

The Partnership asserted that its obligations to make monthly payments under the mortgage loans for the properties since August 1989 were offset by amounts owed by the manager (and the lender and guarantor) and that therefore the Partnership was not in default under the loans for non-payment. In addition to its security interest in the properties as the successor in interest to the lender, the RTC had taken the position that it had an enforceable security interest in all the stated return amounts and certain other payments received by the Partnership from the manager since the Partnership's acquisition of the properties, which totalled approximately $1.9 million for both properties.

     On January 18, 1991, a hearing was held concerning the RTC's right to repudiate the Partnership's rights of offset and certain other provisions contained in the loan and other agreements. The court ruled that the Partnership's rights of offset were unenforceable against the RTC acting as the conservator of the lender on the grounds that the RTC has broad powers to repudiate otherwise enforceable agreements if, as the court determined in this case, such agreements fail to satisfy various requirements especially designed to protect the RTC.

     Each side had filed a notice of appeal from the judgment order of the court. In its appeal, the RTC sought the return of the $1.9 million guaranteed payments previously denied to it by the trial court. During the appeal process, the RTC was entitled to obtain title to the properties and cash reserves on hand. Accordingly, during 1992, the RTC withdrew the cash reserves on hand at the properties. During the quarter ended March 31, 1993, the Partnership reached an agreement with the RTC for the settlement of the disputes through a dismissal of their respective appeals. In April 1993, in accordance with the settlement, the Partnership returned $320,000, which represented certain amounts (plus interest thereon) which were withdrawn from the property operating accounts subsequent to the date of the alleged default by the Partnership and set aside in a segregated interest bearing account. However, the Partnership was not required to return the $1.9 million of guaranteed payments it had previously received. On October 1, 1993, the RTC sold the mortgage note underlying Scottsdale Financial Center II and the Partnership simultaneously transferred title to the purchaser of the note. On December 17, 1993, the Partnership relinquished its ownership interest in Scottsdale Financial Center I in a similar transaction. As a result of these transactions, the Partnership recognized a substantial gain for Federal income tax purposes during the fourth quarter without any corresponding distributable proceeds.

     Reference is made to Notes 3(d) and 3(f) for a discussion of certain other litigation involving the Partnership.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1992 and 1993.
                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 39,878 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. Reference is made to Article XVI of the Partnership Agreement and Sections 3 and 4 of the Assignment Agreement to the Partnership's Form 10-K for December 31, 1992 (File No. 2-88687) filed March 30, 1993 are hereby incorporated by reference.

     Reference is made to Note 5 for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to
Item 6 below for a discussion of cash distributions made to the Investors.

ITEM 6.  SELECTED FINANCIAL DATA

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                           DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989
                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                                  1993            1992             1991            1990            1989
                                              ------------     -----------      -----------     -----------     -----------
Total income . . . . . . . . . . . . . . .    $ 25,596,437      26,852,635       26,614,275      30,853,451      31,650,610
                                              ============     ===========      ===========     ===========     ===========

Operating loss . . . . . . . . . . . . . .    $(12,471,986)    (22,560,142)     (12,030,996)    (22,263,374)     (6,939,023)
Partnership's share of operations of
 unconsolidated ventures . . . . . . . . .     (60,283,861)    (22,495,785)     (32,932,440)    (28,795,270)    (25,536,399)
Venture partners' share of ventures'
 operations. . . . . . . . . . . . . . . .          22,472          70,706           72,816          54,343          13,812
                                              ------------     -----------      -----------     -----------     -----------

Net operating loss . . . . . . . . . . . .     (72,733,375)    (44,985,221)     (44,890,620)    (51,004,301)    (32,461,610)
Gain on sale of unconsolidated venture or
 on sale or disposition of investment
 property  . . . . . . . . . . . . . . . .      26,281,496       8,783,892            --             --           6,369,045
                                              ------------     -----------      -----------     -----------     -----------

Net loss . . . . . . . . . . . . . . . . .    $(46,451,879)    (36,201,329)     (44,890,620)    (51,004,301)    (26,092,565)
                                              ============     ===========      ===========     ===========     ===========

Net earnings (loss) per Interest (b):
  Net operating loss . . . . . . . . . . .    $    (177.06)        (107.68)         (107.45)        (122.09)         (77.70)
  Gain on sale of unconsolidated venture or
   on sale or disposition of investment
   property. . . . . . . . . . . . . . . .           64.88           21.68            --              --              15.72
                                              ------------     -----------      -----------     -----------     -----------

Net loss . . . . . . . . . . . . . . . . .    $    (112.18)         (86.00)         (107.45)        (122.09)         (61.98)
                                              ============     ===========      ===========     ===========     ===========

Total assets . . . . . . . . . . . . . . .    $149,516,685     191,806,563      211,584,255     218,813,064     240,055,160
Long-term debt . . . . . . . . . . . . . .    $ 98,747,743     116,309,718      108,899,903     106,308,500     150,965,993
Cash distributions per Interest (c). . . .    $      --              --                6.50           14.00           14.00
                                              ============     ===========      ===========     ===========     ===========

- -------------

  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net loss per Interest is based upon the number of Interests outstanding at the end of the period (401,053.66).

  (c) Cash distributions to the Limited Partners since the inception of the Partnership have represented a return of capital for financial reporting purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.

/TABLE

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993


Property
- --------

Wilshire Bundy
Plaza              a)     The historical occupancy rate and average base rent per square foot (excluding percentage rent)
                          for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      96%               $24.87
                              1990 . . . . .      99%                23.71
                              1991 . . . . .      95%                23.62
                              1992 . . . . .      91%                24.24
                              1993 . . . . .      87%                23.80

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          Dunn & Bradstreet              60,476         $1,491,993      3/1995             N/A
                          Software, Inc.
                          (Financial Services
                          Corporation)

                          Bozell, Jacobs, Kenyon
                          & Eckhardt                     51,097          1,226,563      5/1996             N/A
                          (Advertising Agency)
/TABLE

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Wilshire Bundy Plaza:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994               6             14,816       $  267,066          4.5%
                            1995               9             89,444        2,295,319         38.9%
                            1996               7             65,569        1,704,859         28.9%
                            1997               5             35,588          999,696         17.0%
                            1998               1                774           13,932           .2%
                            1999               2             22,518          579,357          9.8%
                            2000               1             12,007          504,294          8.6%
                            2001              --             --                --              --
                            2002              --             --                --              --
                            2003              --             --                --              --

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 31, 1994.

Property
- --------

1290 Avenue
of the Americas
Office Building    a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      92%               $27.84
                              1990 . . . . .      97%                36.11
                              1991 . . . . .      97%                36.25
                              1992 . . . . .      97%                36.94
                              1993 . . . . .      98%                35.78

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          John Blair & Co.               253,193        $11,616,239     12/1998            1-5 year option
                          (Television Communica-
                          tions Firm)
/TABLE

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the 1290 Avenue of the Americas:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases          Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994              20            157,517      $ 3,490,940            5%
                            1995             104            335,349       12,958,029           19%
                            1996               6             71,794        1,307,170            2%
                            1997               4             36,430        1,478,056            2%
                            1998              20            396,004       17,442,893           25%
                            1999               6             78,300        2,559,644            4%
                            2000               4              7,540          220,980           --
                            2001               1             96,700        3,771,300            5%
                            2002               9            172,933        7,161,745           10%
                            2003               9            182,543        7,405,102           11%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 31, 1994.

Property
- --------

Wells Fargo
Center             a)     The historical occupancy rate and average base rent per square foot (excluding percentage rent)
                          for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      99%               $30.70
                              1990 . . . . .     100%                31.22
                              1991 . . . . .      96%                31.84
                              1992 . . . . .      98%                29.11
                              1993 . . . . .      98%                30.66

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          International Business         579,493        $22,784,791     12/1998            N/A
                          Machines Corporation
/TABLE

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Wells Fargo Center:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases          Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                            1994               8             19,437       $  611,682          1.9%
                            1995               2              5,426          101,249           .3%
                            1996               6             81,648        2,237,972          6.8%
                            1997               4             23,769          665,532          2.0%
                            1998              32            686,366       25,793,634         78.0%
                            1999               1              6,065          126,395           .4%
                            2000              --              --               --              --
                            2001               2             28,810          749,060          2.3%
                            2002               4             46,087        1,046,175          3.2%
                            2003

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On June 4, 1984, the Partnership commenced an offering of $250,000,000 (subject to increase by up to $250,000,000) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between June 4, 1984 and July 15, 1985 pursuant to the public offering from which the Partnership received gross proceeds of $401,053,660.

     After deducting selling expenses and other offering costs, the Partnership had approximately $351,747,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,831,000. Such funds and short-term investments of approximately $16,190,375 are available for distributions to partners and working capital requirements including the Partnership's potential funding obligations at the Louis Joliet Mall, Louisiana Tower and Wilshire Bundy Plaza related to renovation costs, releasing costs and underlying mortgage obligations, the Partnership's share of legal costs currently being incurred related to the lawsuit against the former manager and one of the unaffiliated venture partners of the 900 Third Avenue venture and the cash operating deficits currently being incurred at the Mariners Pointe Apartments. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $5,676,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $7,611,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. Due to the above situations and the property specific concerns discussed below, the Partnership suspended distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     As of December 31, 1993, the current portion of the long-term indebtedness of the Partnership and its consolidated ventures was approximately $28,107,000, including the entire indebtedness encumbering Mariner's Pointe Apartments, Brittany Downs Apartments - Phase II and the Partnership's interest in the Wells Fargo South Tower office building. Reference is made to Notes 4(a) and 4(b).

     Gateway Tower

     The Gateway Tower property was operating at a significant deficit due to higher than originally expected leasing costs and lower than originally expected rental rates achieved on leasing. During 1990, the joint venture partner ceased making the required capital contributions necessary to make the quarterly guaranteed payments to the Partnership and the debt service payments.

     During the first quarter of 1991, the lender served the joint venture with a notice of default and filed a lawsuit to realize on its security and take title to the property. On December 30, 1992, the lender concluded proceedings to realize on its security and took title to the property resulting in the Partnership no longer having an ownership interest in the property. The Partnership received no cash proceeds from the transfer of ownership interest; it did, however, recognize a gain for financial reporting and Federal income tax purposes during 1992 of $7,130,438 and $14,604,506, respectively.

     The joint venture partner's funding obligation was secured by a guarantee from an affiliated entity of the joint venture partner. After careful review of the joint venture partner and its affiliate's financial condition, the Partnership has determined that they do not have the ability to satisfy any of their financial obligations under the joint venture agreement. Therefore, the Partnership has decided to forego any further attempts to recover amounts due from them as a result of their defaults.

     Piper Jaffray Tower

     The Minneapolis office market remains competitive due to the significant amount of new office building developments, which has caused effective rental rates achieved at Piper Jaffray Tower to be below expectations. During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached the joint venture indicating that it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also an owner with partial interests in the building and the land under the building. After substantive review of Larkin's financial condition, on January 15, 1992, the joint venture signed an agreement with Larkin to terminate its lease in return for its partial interest (4%) in the land under the building and a $1,011,798 note payable to the joint venture. The note payable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note payable at any time.

     During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet).

The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant will lease an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market which is significantly lower than the reduced rental rate on the tenant's current occupied space.

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property. The principal balance of the mortgage notes has been consolidated into one note in the amount of $100,000,000.
Under the terms of the modification, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level.
Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1992 or 1993. In addition, to the extent the investment property generates cash flow after leasing and capital costs, and 29% of the ground rent (25% after January 15, 1992 as a result of the Larkin, Hoffman, Daly & Lindgren, Ltd. settlement discussed above), such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and will be remitted to the lender during the second quarter in 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of December 31, 1993, the manager has deferred approximately $1,792,000 of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow, after payment of amounts owed the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or re
Additionally, pursuant to the terms of the loan modification, effective January 1992, an affiliate of the joint venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be repaid from potential net sale or refinancing proceeds. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(e).

     Wells Fargo Center

     The Wells Fargo Center operates in the Downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. The Partnership is also aware that a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building is sub-leasing or attempting to sub-lease approximately one-fourth of its space, which is scheduled to expire in December 1998. The Partnership expects that the competitive market conditions will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing tenant space which expires or is given back over the next several years. The property operated at deficits in 1992 and 1993 due to rental concessions granted to facilitate leasing of space taken back from the two tenants noted above and the expansion of one of the other major tenants in the building. The property is expected to produce cash flow in 1994. The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture is classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $20,035,181 has been allocated to the Partnership and is reflected in the Partnership's share of operations of unconsolidated ventures in the accompanying consolidated financial statements). Such provision, made as of August 31, 1993, is recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. Further, there is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature. Reference is made to note 3(g).

     Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II does not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership has been paying a reduced amount of debt service since November 1990. As a result, the Partnership was negotiating with the RTC to obtain a loan modification to reduce the property's required debt service payments. During the fourth quarter 1992, the RTC sold the Phase II mortgage loans. The new underlying lender has placed the Partnership in default for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest have been classified as current liabilities in the accompanying consolidated financial statements at December 31, 1993 and December 31, 1992. Based on the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,566,458 as of December 31, 1993, equals $1,101,800. The Partnership is currently in negotiations with the new lender regardin for sale with Phase I. Because the two Phases currently operate in tandem, the Partnership believes the two Phases together would have a greater individual market value than if marketed for sale independently. If the Partnership is not successful in its discussions with the new Phase II lender, the Partnership has decided, based upon an analysis of current and anticipated market conditions and the probability of large future cash deficits, not to commit additional funds to the Phase II property. This would result in the Partnership no longer having an ownership interest in the Phase II property and could result in gain for financial reporting and Federal income tax purposes to the Partnership with no distributable proceeds from the disposition. The Partnership, however, may still consider marketing the Phase I property for sale in the near future.

     JMB/NYC

     At the 2 Broadway building, occupancy increased slightly to 30% during the fourth quarter 1993, up from 29% in the previous quarter. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. As previously reported, Merrill Lynch, Pierce, Fenner & Smith, Incorporated's lease of approximately 497,000 square feet of space (31% of the building's total space) expired in August 1993. A majority of the remaining tenant roster at the property includes several major financial services companies whose leases expire in 1994. Most of these companies maintain back office support operations in the building which can be easily consolidated or moved. The Bear Stearns Co.'s lease of approximately 186,000 square feet of space (12% of the building's total space), which expires in April 1994, is not expected to be renewed. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next few years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions may not be sufficient to justify the costs of the renovation.

     Occupancy at 1290 Avenue of the Americas increased to 98%, up from 95% in the previous quarter primarily due to Prudential Bache Securities, Inc. occupying 25,158 square feet. The Midtown Manhattan office leasing market remains very competitive. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space covered by existing leases which expire over the next couple years and may be adversely affected by an increased vacancy rate over the next few years. Negotiations are currently being conducted with certain tenants who in the aggregate occupy in excess of 300,000 square feet for the renewal of their leases that expire in 1994 and 1995. John Blair & Co. ("Blair"), a major lessee at 1290 Avenue of the Americas (leased space approximates 253,000 square feet or 13% of the building), has filed for Chapter XI bankruptcy. Because much of the Blair space is subleased, the 1290 venture is collecting approximately 70% of the monthly rent due under the leases from the subtenants. There is uncertainty regarding the collection of the balance of the monthly rents from Blair. Accordingly, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 has been recorded at December 31, 1993 in the accompanying combined financial statements related to this tenant.

     Occupancy at 237 Park Avenue decreased slightly to 98% in the fourth quarter of 1993, down from 99% in the previous quarter. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of existing leases which expire ov years and may be adversely affected by an increased vacancy rate over the next few years.

     JMB/NYC has had a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O & Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation commencing in 1992, as described more fully in Note 3(c) of Notes to Financial Statements. Under JMB/NYC's interpretation of the calculation of the effective rate of interest, 2 Broadway operated at a deficit for the year ended December 31, 1993. During the first quarter of 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded the default notices previously received by JMB/NYC and eliminated any alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Accordingly, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Joint Ventures, as if the first mortgage loan bore interest at a rate of 12.75% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level amount. It was also agreed that during this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures will be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and will be repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The agreement expired on June 30, 1993. Effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates dispute this calculation and contend that the 12-3/4% per annum fixed rate applies.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture agreements or otherwise to reach an acceptable understanding regarding its long-term funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to 2 Broadway and 1290 Avenue of the Americas, which could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). The failure to repay a Purchase Note could, under certain circumstances, constitute a default that would permit an immediate acceleration of the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which in that event would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In addition, under certain circumstances as more fully discussed in Note 2, JMB/NYC may be required to make additional capital contributions to certain of the Joint Ventures in deficit restoration obligation associated with a deficit balance in its capital account, and the Partnership could be required to bear a share of such capital contributions obligation.

     If JMB/NYC is successful in its negotiations to restructure the Three Joint Ventures agreements and retains an interest in one or more of these investment properties, there would nevertheless need to be a significant improvement in current market and property operating conditions (including a major renovation of the 2 Broadway building) resulting in a significant increase in value of the properties before JMB/NYC would receive any share of future net sale or refinancing proceeds. The Joint Ventures that own the 2 Broadway building and land have no plans for a renovation of the property because of the potential sale of the property discussed below and because the effective rents that could be obtained under the current office market conditions may not be sufficient to justify the costs of the renovation. Given the current market and property operating conditions, it is likely that the property would sell at a price significantly lower than the allocated portion of the underlying debt. The first mortgage lender and JMB/NYC would need to approve any sale of this property.

     The O&Y affiliates have informed JMB/NYC that they have now received a written proposal for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed to the concept of a sale of the building but has not approved the terms of any proposed offer for purchase. Accordingly, a sale pursuant to the proposal received by the O&Y affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such proposal or any other proposal, if this proposal were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the O&Y affiliates relating to the proposal were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes. Accordingly, a provision for value impairment has been recorded for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the O&Y affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O&Y affiliates and JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest. The provision for value impairment is not a loss recognizable for Federal income tax purposes.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. During the quarter ended March 31, 1993, O & Y emerged from bankruptcy protection in the Canadian proceedings. In addition, a reorganization of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Joint Ventures and JMB/NYC or otherwise reach an understanding with JMB/NYC regarding any funding obligation of JMB/NYC. However, the financial difficulties of O&Y and its affiliates may be adversely affecting the Three Joint Ventures' efforts to restructure the mortgage loan and to re-lease vacant space in the building.

     During the fourth quarter of 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC is unable to determine if the Join default. Accordingly, the balance of the first mortgage loan has been classified as a current liability in the accompanying combined financial statements at December 31, 1992 and 1993. There have not been any further notices from the first mortgage lender. However, the Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a fixed rate of interest on the loan during the remaining loan term until maturity.
In conjunction with the negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender.

There is no assurance that a restructuring of the loan will be obtained. Interest on the first mortgage loan is calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. A significant increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     1090 Vermont Avenue Building

     During the year, occupancy of this office building increased to 99%, up from 90% at the end of 1992 due to Delphi International occupying 12,396 square feet (approximately 9% of the building's leasable space) in February 1993. Through 1993, the Partnership and joint venture partners have contributed a total of $4,076,000 ($2,038,000 by the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation. The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. During the fourth quarter, the joint venture finalized a refinancing of the existing mortgage loan with a new loan in the amount of $17,750,000. The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture.
Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed to the venture partners in December 1993 as a partial return of the additional capital contributed. The remaining proceeds are being retained by the joint venture as working capital. The new loan provides for interest only monthly payments for the entire ten-year term. The interest rate for the first five years is 8.01% per annum. The fixed interest rate thereafter until maturity will be 2.8% per annum over the five year Treasury rate at the beginning of such five-year period. In addition to providing refinancing proceeds to the joint venture, the debt service payments due under the new loan are significantly lower than the payments due under the prior loan. Consequently, the property is expected to produce cash flow for the joint venture in 1994.

     The joint venture negotiated an early lease termination agreement with a major tenant that vacated its space (24,308 square feet) in early 1992. The joint venture terminated the lease (which was to expire in February 1996) for a fee of approximately $1.5 million and entered into a direct lease with the subtenant, which occupies a substantial portion of the former major tenant's space (18,482 square feet). Such fee was used by the joint venture in 1992 to help cover releasing costs and costs of the lobby renovation.

     Old Orchard Shopping Center

     On September 2, 1993, effective August 30, 1993, Orchard Associates (in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each have a 50% interest) sold its interest in the Old Orchard shopping center (reference is made to Note 3(b)). The Partnership is currently retaining its share of the net proceeds from the sale for working capital purposes.
     Scottsdale Financial Centers I and II

     On October 1, 1993, the RTC sold the mortgage note underlying Scottsdale Financial Center II and the Partnership simultaneously transferred title to the purchaser of the note. On December 17, 1993, the Partnership relinquished its ownership interest in Scottsdale Financial Center I in a similar transaction.

     As more fully described in Item 3, Legal Proceedings, a judicial hearing was held in early 1991 concerning, among other things, an alleged default by the Partnership on the mortgage loans secured by the Scottsdale Financial Center I and II investment properties. The judge issued an order rendering the Partnership's rights of offset unenforceable against the RTC acting as receiver of the lender. The court entered a judgment pursuant to this order in February 1992. However, per the judgment, the Partnership was not required to return the guaranteed payments received from the manager since acquisition of the properties, which totalled approximately $1,900,000 for both properties.

     Both the Partnership and the RTC had filed a notice of appeal from the judgment order of the court. During the appeal process, the RTC was entitled to obtain title to the properties and cash reserves on hand. Accordingly, during the second quarter of 1992, the RTC withdrew the cash reserves on hand at the properties. During the quarter ended March 31, 1993, the Partnership reached an agreement with the RTC for the settlement of the disputes through a dismissal of their respective appeals. In April 1993, in accordance with the settlement, the Partnership returned $320,000, which represented certain amounts (plus interest thereon) which were withdrawn from the property operating accounts subsequent to the date of the alleged default by the Partnership and set aside in a segregated interest bearing account. However, the Partnership was not required to return the $1.9 million of guaranteed payments it had previously received. As a result of the transfers of title discussed above, the Partnership recognized a gain of $18,382,769 and $7,920,092 in 1993 for financial reporting and Federal income tax purposes, respectively, without any corresponding distributable proceeds.

     Yerba Buena West Office Building

     In June 1992, the joint venture transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels.

     In connection with the San Francisco earthquake experienced on October 17, 1989, the Yerba Buena office building incurred some structural and cosmetic damage which was repaired. Five tenants (approximately 54% of the building) vacated the building and withheld substantially all of their rent (commencing at various times) since November 1989. The joint venture concluded not to pursue legal recourse against said tenants based on, among other things, the costs of pursuing its remedies, competing demands on the joint venture's (or its partners') resources and the prospects of any material return to the joint venture in light of these events. Reference is made to
Note 3(i).

     Based upon the conditions at Yerba Buena, the joint venture had not made the debt service payments to the underlying lender, commencing with the January 1990 payment. The Partnership and affiliated partners had decided, based upon an analysis of current market conditions and the probability of large future cash deficits, not to fund future joint venture cash deficits. The joint venture was unable to negotiate a loan modification whereby the joint venture retained ownership of the property. In order for the joint venture to share in future sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, during a certain period of time, the joint venture will have a right of first opportunity to purchase the property if the lender chooses to sell. An affiliate of the Partnership's Corporate General Partner continues to manage and lease the property for the lender. As a result of to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain of $1,653,454 and $1,117,418 in 1992 for financial reporting and Federal income tax purposes, respectively, with no corresponding distributable proceeds.

     Wilshire Bundy Plaza

     Occupancy at the Wilshire Bundy Plaza decreased to 87% during 1993, down from 91% in the previous year. The building experienced only minor cosmetic damage as a result of the January 1994 earthquake in southern California. From 1993 through 1996, approximately 60% of the building's square feet under tenant leases expires.

     Dun & Bradstreet (60,500 square feet or approximately 21% of the building's leasable space) and Bozell, Jacobs, Kenyan & Eckhardt (51,000 square feet or approximately 18% of the building's leasable space) have informed the Partnership that they will not be renewing their leases which expire in March 1995 and May 1996, respectively. In addition, several tenants have approached the Partnership seeking space and/or rent reductions. The Partnership is working with its existing tenants and aggressively seeking replacement tenants for current and future vacant space. The West Los Angeles office market (competitive market for the building) is extremely competitive with a current vacancy rate of approximately 20%. While office building development in this market is virtually at a standstill, the Partnership does not expect a significant improvement in the competitive market conditions for several years.

     As a result of these market conditions, it is expected that in 1994 and for several years beyond, the property will not generate enough cash flow to cover the required debt service on the underlying mortgage loan due to high releasing costs expected to be incurred and lower anticipated effective rental rates expected to be achieved in connection with releasing of the space under current leases that expires. The building may also experience increased vacancy during the releasing period. The Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     900 Third Avenue Building

     During the year, occupancy of this building increased to 95%, up from 92% in the previous year primarily due to Investment Technology Group, Inc. occupying 15,636 square feet (approximately 3% of the building's leasable space) in the second quarter of 1993. The midtown Manhattan market remains very competitive. Although, the joint venture is in discussions with the existing lender for a possible refinancing and extension of its mortgage loan which matures in December 1994, there can be no assurance that the Partnership will be successful in such discussions.

     The Partnership and affiliated partner had filed a lawsuit against the former manager and one of the unaffiliated venture partners to recover the amounts advanced and certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit has been dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corp. ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal court. There is no assurance that the Partnership and affiliated partner will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the consolidated financial statements. Settlement discussions with one of the venture partners and the FDIC continue. The FDIC has, in the past, been unwilling to consider a settlement until certain other issues it has with one of the unaffiliated venture partners are resolved. It appears that a resolution of those other issues may be near. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     Louis Joliet Mall

     Occupancy of this mall decreased to 82% during 1993 from 91% in the previous year due primarily to the loss of Hermans Sporting Goods (11,850 square feet) which filed for bankruptcy during 1993. Subsequent to the end of the year, Osco (12,407 square feet), pursuant to early termination provisions contained in its lease, terminated its lease and vacated the center reducing occupancy to 77%. During the third quarter of 1993, Al Baskin Co. (19,960 square feet or approximately 7% of the mall space) informed the Partnership that even though its lease does not contain provisions allowing it to terminate its lease, it believed it had the right and intended to terminate its lease effective December 31, 1993 (original lease expiration of December 31, 2003). In response, during the quarter, the Partnership filed an anticipatory breach lawsuit against the tenant in order to prevent the tenant from vacating its space and cease paying rent to the Partnership. The Partnership and tenant have entered into a temporary agreement under which the tenant will continue to operate its store and pay rent through June 30, 1994. The Partnership believes the tenant's position is without merit and intends to enforce the original terms of the lease.

     Plans are being finalized for an enhancement program for the center to be undertaken in 1994 at a cost of approximately $2,500,000. The enhancement program costs are expected to be funded from the property's operating cash flow and the Partnership's working capital reserve.

     The owner of Carson Pirie Scott, P.A. Bergner & Co. Holding Company, filed for protection under Chapter 11 of the United States Bankruptcy Code in October 1991. However, Carson Pirie Scott, which owns its store, has continued to operate since this filing and has affirmed its obligation to continue operations in the future in accordance with existing agreements related to the center.

     Louisiana Tower

     Occupancy at Louisiana Tower decreased to 90% during 1993, down from 92% in the prior year. The property is operating at a small deficit as a result of the 1990 debt restructuring as more fully discussed in Note 4(b). The Partnership is negotiating with the existing lender for a possible restructuring and/or extension of the existing modified loan. The existing modification period expires and the loan matures in January 1995. The Partnership has decided that it will not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Therefore, if the Partnership is unsuccessful in obtaining an acceptable restructuring and/or extension of the loan, the likely result would be the Partnership no longer having an ownership interest in the property. In such event, the Partnership would recognize a loss for Federal income tax purposes and a gain for financial reporting purposes. There can be no assurances that the Partnership will receive a restructuring and/or extension of the loan from the existing lender.

     Mariners Pointe Apartments

     Occupancy at the Mariners Pointe Apartments increased to 90% during 1993, up from 87% in the prior year. As a result of certain capital improvement projects, the property operated at a small deficit in 1992. Under the terms of the joint venture agreement, the joint venture partner was obligated to contribute 22.3% of such deficit. The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capita by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution, however the Partnership is currently negotiating with the joint venture partner to obtain its interest in the joint venture and receive certain amounts in satisfaction of its funding obligation. The mortgage loan secured by this property is scheduled to mature October 1, 1994. In this regard, the Partnership is considering its alternatives including a loan extension, refinancing and/or possible sale of the property. There can be no assurance that the Partnership will collect the amounts due from the joint venture partner in satisfaction of its funding obligation or that the Partnership will be able to refinance or extend its existing mortgage loan when it matures.

     General

     To the extent that additional payments related to certain properties are required or if properties do not produce adequate amounts of cash to meet their needs, the Partnership may utilize the working capital which it maintains and/or pursue outside financing sources. However, based upon current market conditions, the Partnership may decide not to, or may not be able to, commit additional funds to certain of its investment properties.
This would result in the Partnership no longer having an ownership interest in such property, and generally would result in taxable income to the Partnership with no corresponding distributable proceeds. The Partnership's and the ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not personally obligated to pay mortgage indebtedness.

     There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the potential for some recovery of its investments. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment. In addition, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes even though the Partnership would not be able to return a substantial amount of the Limited Partners' original capital from such sales or other dispositions.

     RESULTS OF OPERATIONS

     At December 31, 1993, 1992 and 1991, the Partnership owned twelve, fifteen and seventeen investment properties, respectively, all of which were operating.

     The aggregate increase in the balances of cash and cash equivalents and short term investments at December 31, 1993 as compared to the balances at December 31, 1992 is primarily due to receipt and investment of the Partnership's share of proceeds from the sale of the interest in Old Orchard Shopping Center as well as distribution to the Partnership of its proportionate share of cash flow from the Wells Fargo Center South Tower, the receipt of scheduled amounts due per the settlement agreement with the Turtle Creek joint venture partner and its principals, and the Partnership's share of proceeds from the refinancing of the 1090 Vermont Avenue office building.

     The decrease in restricted funds at December 31, 1993 as compared to December 31, 1992 is primarily due to the annual remittance on March 31 to the lender of net cash flow generated by the Louisiana Tower as debt service pursuant to the agreement signed in November 1990 as more fully described in
Note 4(b), the RTC's withdrawal of the cash reserves on hand (approximately $925,000) at Scottsdale Financial Center II and the Partnership's April 1993 payment of $320,000 to the RTC in accordance with the settlement related to Scottsdale Financial Centers I and II as more fully described in Note 6.

     The decrease in interest, rents and other receivables, land, buildings and improvements, deferred expenses, accrued interest and accounts payable at December 31, 1993 as compared to December 31, 1992 is due primarily to the disposition of the Scottsdale Financial Centers I and II during 1993 (Note 6) and the disbursement of approximately $2,300,000 of letter of credit proceeds to the lender of the Scottsdale Financial Centers I and II for payment towards accrued interest.

     The decrease in the current portion of long-term debt at December 31, 1993 as compared to December 31, 1992 is primarily due to the disposition of the Scottsdale Financial Centers I and II and their underlying debt (all of which was classified as current at December 31, 1992) during 1993, partially offset by the debt relating to the Mariner's Pointe Apartments and the Partnership's interest in the Wells Fargo Center which mature in 1994.

     The increase in due to affiliates at December 31, 1993 as compared to December 31, 1992 is due to the Partnership's paid-in capital obligation to Carlyle Investors, Inc. and Carlyle Managers, Inc., of which the Partnership is a 20% Shareholder (see Note 3(c)).

     The decrease in the balance of long-term debt less current portion at December 31, 1993 as compared to the balance at December 31, 1992 is primarily due to the debt relating to the Mariner's Pointe Apartments and the Partnership's interest in the Wells Fargo Center which mature in 1994.

     The decrease in rental income for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is primarily due to the disposition of the Scottsdale Financial Centers I and II during 1993, lower occupancy at the Wilshire Bundy Plaza, Louis Joliet Mall and Louisiana Tower during 1993, offset partially by higher effective rental rates achieved at the Brittany Downs Apartments Phase I and II during 1993 and the collection of tenant settlements and lease termination fees at Wilshire Bundy Plaza in 1993. The decrease in rental income for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 is primarily due to the lease termination of a major tenant at Scottsdale Financial Center I in September 1991 and lease turnover at the Wilshire Bundy Plaza during 1991 and 1992 which resulted in a reduction in operating cost recoveries, partially offset by rental escalations and receipt of lease termination fees at the Louisiana Tower and the Louis Joliet Mall of approximately $486,000 and $200,000, respectively, and the achievement of higher rental rates at the Brittany Downs Apartments-Phases I and II during 1992.

     Interest income decreased for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 primarily due to a decrease in the average balance of U.S. government obligations in 1993 due to contributions by the Partnership of its proportionate share for the releasing costs at 1090 Vermont during the first quarter of 1993 and the Partnership's funding of its share of capital costs at Old Orchard in 1992 and 1993. The decrease in interest income for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 is primarily due to a decrease in the average balance of U.S. Government obligations in 1992 due to the contributions by the Partnership of its proportionate share of capital costs at Old Orchard and the payment of the required debt service on the promissory note secured by the Wells Fargo South Tower in 1992 and due to the lower interest rates earned on such U.S. Government obligations in 1992.

     Other income decreased for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 and increased for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 as a result of the terms of the Turtle Creek settlement agreement with the venture partner and its principals, as more fully discussed in Note 3(h).

     The decrease in mortgage and other interest for the twelve months ended December 31, 1993 and the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 is primarily due to the recording of additional interest expense in 1991, per the judgement entered in February 1992, for a certain period (June 1990 to December 1991) of the dispute involving the Scottsdale Financial Centers I and II which were disposed of in 1993, partially offset by the accrual of additional interest expense in 1993 relating to the default on the debt underlying the Brittany Downs Apartments - Phase II.

     Depreciation decreased for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 and December 31, 1991 primarily due to the Partnership recording a $9,548,085 provision for value impairment at Wilshire Bundy Plaza at June 30, 1992 which reduced the net carrying value of the property, as more fully discussed in Note 1.

     The decrease in property operating expenses for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 is primarily due to the 1991 recognition of previously unaccrued management compensation costs for the period 1985 to 1991 related to the Louis Joliet Mall, all of which were paid as of December 31, 1991.

     The provision for (recovery of) doubtful accounts decreased for the twelve months ended December 31, 1993 as compared to December 31, 1992 primarily due to the collection and settlement in 1993 of accounts receivable of two tenants at the Wilshire Bundy Plaza who were significantly past due as of December 31, 1992. The provision for doubtful accounts for the twelve months ended December 1, 1992 is primarily attributable to the uncertainty of collectibility of amounts due from certain tenants at the Wilshire Bundy Plaza. The recovery of doubtful accounts for the twelve months ended December 31, 1991 was attributable to proceeds to be received relating to a letter of credit at the Scottsdale Financial Center II, which had been deemed uncollectible in 1990. This recovery income was offset by additional interest expense recorded at the Scottsdale Financial Centers I and II in 1991.

     Amortization of deferred expenses increased for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 and for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 primarily due to an increase in leasing activity at certain of the Partnership's investment properties and the amortization of the related lease commissions.

     The decrease in management fees to the Corporate General Partner for the twelve months ended December 31, 1993 and December 31, 1992 as compared to the twelve months ended December 31, 1991 is due to a decrease in distributions effective with the February 1991 payment and the suspension of distributions effective with the February 1992 payment, a portion of which is its management fee.
     The increase in the Partnership's share of loss from unconsolidated ventures and the related increase in the Partnership's aggregate deficit investment in unconsolidated ventures, at equity, for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is due primarily to (i) the sale of the Partnership's interest in the Old Orchard Shopping Center, (ii) a $67,479,870 provision for value impairment recorded in 1993 for Wells Fargo-IBM Tower due to the uncertainty of the venture's ability to recover its net carrying value, (iii) a $192,627,560 provision for value impairment recorded in 1993 for 2 Broadway due to the potential sale of the property at a sales price significantly below its net carrying value, (iv) an $11,946,285 provision for doubtful accounts recorded by JMB/NYC due to the uncertainty of collectibilty of amounts due from the Olympia & York affiliates to the Three Joint Ventures, (v) an $11,551,049 provision for doubtful accounts recorded by JMB/NYC due to the uncertainty of collectibility of amounts due from tenants at the Three Joint Ventures' real estate investment properties, and (vi) increased aggregate interest accrued with reference to the Three Joint Ventures' mortgage loan commencing July 1, 1993 as a result of the expiration of the agreement with the Olympia & York affiliates. Reference is made to Note 3. The decrease in the Partnership's share of the loss from operations of unconsolidated ventures for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 and the related increase in investment in unconsolidated venture, at equity is primarily due to (i) the change in profit and loss allocation from 1991 to 1992 pursuant to JMB/NYC's venture agreements, as more fully described in Note 3(c) of Notes to Consolidated Financial Statements, (ii) the collection in 1992 of $6,069,444 of a total $13,340,601 bankruptcy claim against Drexel Burnham Lambert, a former tenant of the 2 Broadway Building and (iii) the reduced aggregate interest accrued on the joint ventures' mortgage loan commencing in 1992 based upon the interest accrual determined by JMB/NYC, and its unaffiliated venture partners as more fully described in Note 3(c) of Notes to Consolidated Financial Statements.

     The gain from disposition of unconsolidated venture for the year ended December 31, 1993 is due to the sale of the Partnership's interest in the Old Orchard Shopping Center. The gain from sale or disposition of investment properties for the year ended December 31, 1993 is due to the transfer of the title to the property to the lender of the Scottsdale Financial Centers I and
II. The gain from disposition of unconsolidated ventures for the year ended December 31, 1992 is due to the transfer of title to the property to the lender of the Yerba Buena West Office Building in June 1992 and due to the lender realizing upon its security in the Gateway Plaza Office Building in December 1992 as more fully described in Notes 3(d) and 3(i).

     Reference is made to Note 1 regarding provisions for value impairment of $51,423,084 in 1992 for 1290 Avenue of the Americas. In accordance with the terms of the respective venture agreements, all of such provision has been allocated to the unaffiliated venture partners.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the increased expenses may be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon the extent to which the properties are occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time if rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1993 and 1992
Consolidated Statements of Operations, years ended December 31, 1993,
  1992 and 1991
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows, years ended December 31,
  1993, 1992 and 1991
Notes to Consolidated Financial Statements

                                                               SCHEDULE
                                                               --------

Consolidated Supplementary Income Statement Information               X
Consolidated Real Estate and Accumulated Depreciation                XI

SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.



              CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV
                    CERTAIN UNCONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1993 and 1992
Combined Statements of Operations, years ended December 31, 1993,
  1992 and 1991
Combined Statements of Partners' Capital Accounts,
  years ended December 31, 1993, 1992 and 1991
Combined Statements of Cash Flows, years ended December 31, 1993,
  1992 and 1991
Notes to Combined Financial Statements

                                                               SCHEDULE

Combined Supplementary Income Statement Information                   X
Combined Real Estate and Accumulated Depreciation                    XI

SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.






                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XIV, a limited partnership, (the Partnership), and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated ventures at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 3(c) to the consolidated financial statements, the Partnership and its affiliated partners in JMB/NYC Office Building Associates, L.P. (JMB/NYC) are in dispute with the unaffiliated partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all the real estate owned through JMB/NYC's joint ventures. The Partnership and its affiliated partners in JMB/NYC believe that, for purposes of calculating cash flow deficits and for financial reporting purposes, the joint venture agreements for JMB/NYC's real estate joint ventures require interest to be computed at an effective rate of 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum) plus any excess monthly Net Cash Flow of the real estate owned through JMB/NYC's joint ventures, such sum not to exceed 12-3/4% per annum. The unaffiliated partners in the real estate joint ventures contend that a 12-3/4% per annum interest rate applies. The Partnership's share of disputed interest aggregated $4,771,000 at December 31, 1993. The ultimate outcome of the dispute cannot presently be determined. Accordingly, the Partnership's share of the disputed interest has not been included in the Partnership's share of operations of unconsolidated ventures for 1993. In addition, as described in Notes 3, 4 and 6 of the notes to the consolidated financial statements, the Partnership is in dispute or negotiations with various lenders and venture partners in connection with certain of its investment properties. Further, as described in such notes, a number of mortgage loans secured by the Partnership's or its venture's investment properties mature in 1994 or 1995. The Partnership has commenced or intends

                                                            (Continued)

to commence discussions with the mortgage lenders in order to extend and/or modify such loans. Such disputes, negotiations and discussions could result, under certain circumstances, in the Partnership no longer having an ownership interest in these investment properties. The ultimate outcome of these disputes, negotiations and discussions cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from these uncertainties.







                                  KPMG PEAT MARWICK


Chicago, Illinois
March 28, 1994

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------  ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,830,985     2,862,797
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,190,375       343,229
  Restricted funds (notes 4(b) and 6(a)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,903,509     2,544,309
  Interest, rents and other receivables (net of allowance for doubtful accounts
    of $816,356 for 1993 and $1,166,673 for 1992). . . . . . . . . . . . . . . . . . . . . . . . . . .      647,505     3,084,029
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      158,107       178,190
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      540,794       720,803
                                                                                                       ------------  ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,271,275     9,733,357
                                                                                                       ------------  ------------

Investment properties (notes 2, 3, 4 and 8) - Schedule XI:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,788,810    14,168,128
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  147,556,586   180,777,952
                                                                                                       ------------  ------------

                                                                                                        158,345,396   194,946,080
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   44,635,592    49,123,417
                                                                                                       ------------  ------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .  113,709,804   145,822,663
                                                                                                       ------------  ------------

Investment in unconsolidated ventures, at equity (notes 1, 3 and 10) . . . . . . . . . . . . . . . . .    9,517,271    31,237,950
Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,514,464     3,037,200
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,503,871     1,975,393
                                                                                                       ------------  ------------

                                                                                                       $149,516,685   191,806,563
                                                                                                       ============  ============

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                           1993           1992
                                                                                                       ------------  ------------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 28,107,327    37,857,322
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      835,762     2,848,535
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,447,554       461,594
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,729,532    16,556,282
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      804,760       814,031
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      800,195     1,276,954
                                                                                                       ------------  ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36,725,130    59,814,718
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      292,009       302,196
Investment in unconsolidated ventures, at equity (notes 1, 3 and 10) . . . . . . . . . . . . . . . . .  148,714,348   103,854,434
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,412,837     1,426,528
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   98,747,743   116,309,718
                                                                                                       ------------  ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  285,892,067   281,707,594
Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           22,472
Partners' capital accounts (deficits) (notes 1 and 5):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (19,183,198)  (17,723,177)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,235,319)   (1,235,319)
                                                                                                       ------------  ------------
                                                                                                        (20,417,517)  (18,957,496)
                                                                                                       ------------  ------------
  Limited partners (401,053.66 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . .  351,746,836   351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (431,549,320) (386,557,462)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (36,155,381)  (36,155,381)
                                                                                                       ------------  ------------
                                                                                                       (115,957,865)  (70,966,007)
                                                                                                       ------------  ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . . . . (136,375,382)  (89,923,503)
                                                                                                       ------------  ------------
Commitments and contingencies (notes 3, 4, 6 and 8)
                                                                                                       $149,516,685   191,806,563
                                                                                                       ============  ============

                                   See accompanying notes to consolidated financial statements.
/TABLE

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 24,836,574      25,742,900       26,135,927
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         353,270         459,735          478,348
  Other income (note 3(h)) . . . . . . . . . . . . . . . . . . . . . . . . . . .         406,593         650,000            --
                                                                                    ------------    ------------     ------------
                                                                                      25,596,437      26,852,635       26,614,275
                                                                                    ------------    ------------     ------------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .      18,701,027      18,672,539       19,273,668
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,701,647       6,127,557        6,271,308
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      12,463,858      12,697,746       13,398,516
  Provision for (recovery of) doubtful accounts (note 6(a)). . . . . . . . . . .        (350,317)        533,799       (2,326,150)
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         676,490         786,264          845,399
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         426,906         413,074          337,495
  Management fees to corporate general partner (note 9). . . . . . . . . . . . .           --              --             181,031
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         448,812         633,713          664,004
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . .           --          9,548,085            --
                                                                                    ------------    ------------     ------------
                                                                                      38,068,423      49,412,777       38,645,271
                                                                                    ------------    ------------     ------------
    Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,471,986)    (22,560,142)     (12,030,996)
Partnership's share of operations of unconsolidated ventures (notes 1 and 9) . .     (60,283,861)    (22,495,785)     (32,932,440)
Venture partners' share of ventures' operations (note 3) . . . . . . . . . . . .          22,472          70,706           72,816
                                                                                    ------------    ------------     ------------
    Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (72,733,375)    (44,985,221)     (44,890,620)
Gain from sale or disposition of unconsolidated ventures . . . . . . . . . . . .       7,898,727       8,783,892            --
Gain from sale or disposition of investment properties . . . . . . . . . . . . .      18,382,769           --               --
                                                                                    ------------    ------------     ------------
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(46,451,879)    (36,201,329)     (44,890,620)
                                                                                    ============    ============     ============
    Net earnings (loss) per limited partnership interest (note 1):
        Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (177.06)        (107.68)         (107.45)
        Gain from sale or disposition of unconsolidated ventures . . . . . . . .           19.50           21.68            --
        Gain from sale or disposition of investment properties . . . . . . . . .           45.38           --               --
                                                                                    ------------    ------------     ------------
        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (112.18)         (86.00)         (107.45)
                                                                                    ============    ============     ============

                                   See accompanying notes to consolidated financial statements.
/TABLE

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                          GENERAL PARTNERS                      LIMITED PARTNERS (401,053.66 INTEREST)

                                                                              CONTRI-
                                                                              BUTIONS
                                                                              NET OF
                    CONTRI-       NET           CASH                         OFFERING       NET           CASH
                    BUTIONS       LOSS      DISTRIBUTIONS      TOTAL          COSTS         LOSS      DISTRIBUTIONS       TOTAL
                    -------    ----------   -------------   -----------    -----------   ----------   -------------   ------------
Balance (deficits)
 December 31, 1990 .$1,000    (14,215,982)    (1,126,700)  (15,341,682)   351,746,836  (308,972,708)   (33,548,528)     9,225,600

Net loss . . . . . .  --       (1,795,625)        --        (1,795,625)        --       (43,094,995)       --         (43,094,995)
Cash distributions
 ($6.50 per limited
 partnership
 interest) . . . . .  --           --           (108,619)     (108,619)        --            --         (2,606,853)    (2,606,853)
                    ------    -----------     ----------   -----------    -----------  ------------    -----------   ------------
Balance (deficits)
 December 31, 1991 . 1,000    (16,011,607)    (1,235,319)  (17,245,926)   351,746,836  (352,067,703)   (36,155,381)   (36,476,248)

Net loss . . . . . .  --       (1,711,570)         --       (1,711,570)         --      (34,489,759)         --       (34,489,759)
                    ------    -----------     ----------   -----------    -----------  ------------    -----------   ------------
Balance (deficits)
 December 31, 1992 . 1,000    (17,723,177)    (1,235,319)  (18,957,496)   351,746,836  (386,557,462)   (36,155,381)   (70,966,007)

Net loss . . . . . .   --      (1,460,021)         --       (1,460,021)         --      (44,991,858)         --       (44,991,858)
                     ------   -----------     ----------   -----------    -----------  ------------    -----------   ------------
Balance (deficits)
 December 31, 1993 . $1,000   (19,183,198)    (1,235,319)  (20,417,517)   351,746,836  (431,549,320)   (36,155,381)  (115,957,865)
                     ======   ===========     ==========   ===========    ===========  ============    ===========   ============



                                   See accompanying notes to consolidated financial statements.
/TABLE

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                        1993            1992             1991
                                                                                    ------------     -----------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(46,451,879)    (36,201,329)     (44,890,620)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,701,647       6,127,557        6,271,308
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .         426,906         413,074          337,495
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . .         502,792         537,671          459,638
    Partnership's share of operations of unconsolidated ventures . . . . . . . .      60,283,861      22,495,785       32,932,440
    Venture partner's share of venture operations. . . . . . . . . . . . . . . .         (22,472)        (70,706)         (72,816)
    Gain on dispositions of interests in unconsolidated venture (note 3(b)). . .      (7,898,727)     (8,783,892)           --
    Gain on disposition of investment property (note 6(a)) . . . . . . . . . . .     (18,382,769)          --               --
    Loss on revaluation of land leasehold and cancellation of corresponding
      note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --               7,187
    Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . .           --          9,548,085            --
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         640,800       1,963,323       (3,558,639)
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . .       2,436,524           4,748       (2,403,516)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,083          10,907            7,205
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         180,009          46,644          (15,574)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .         471,522          77,218          (89,677)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          95,585         609,827          (45,567)
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,554           --               --
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,356,214       2,877,677        5,706,170
    Deferred interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,512,583         540,671        2,755,546
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          (9,271)        (51,526)          29,521
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (476,759)        120,910          866,276
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,187)         12,625           17,248
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (13,691)          1,264           11,766
                                                                                    ------------     -----------      -----------

          Net cash provided by (used in) operating activities. . . . . . . . . .         410,325         280,533       (1,674,609)
                                                                                    ------------     -----------      -----------

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                        1993            1992             1991
                                                                                    ------------     -----------      -----------

Cash flows from investing activities:
  Net sales (purchases) of short-term investments. . . . . . . . . . . . . . . .     (15,847,146)      3,400,878        3,834,180
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .        (525,771)       (473,799)      (1,021,848)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . .      18,332,690       3,012,444        8,493,570
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . .      (1,737,231)     (3,157,044)      (6,627,755)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .         (12,236)       (261,762)        (507,093)
                                                                                    ------------     -----------      -----------

          Net cash provided by investing activities. . . . . . . . . . . . . . .         210,306       2,520,717        4,171,054
                                                                                    ------------     -----------      -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .        (652,443)       (606,596)        (501,509)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .           --              --          (2,606,853)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .           --              --            (108,619)
                                                                                    ------------     -----------      -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . .        (652,443)       (606,596)      (3,216,981)
                                                                                    ------------     -----------      -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . . .    $    (31,812)      2,194,654         (720,536)
                                                                                    ============     ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .    $ 15,329,438      14,716,520       10,352,314
  Non-cash investing and financing activities:
    Gain recognized on dispositions of interests in unconsolidated ventures
      (notes 3(b), 3(i) and 6(a)). . . . . . . . . . . . . . . . . . . . . . . .           --          8,783,892            --
    Gain recognized on disposition of investment properties (note 3(d)). . . . .      18,382,769           --               --
    Revaluation of land leasehold (note 4(b)). . . . . . . . . . . . . . . . . .           --              --             681,418
    Cancellation of note payable (note 4(b)) . . . . . . . . . . . . . . . . . .           --              --             674,231
    Contributions payable to unconsolidated venture (note 3(c)). . . . . . . . .       2,400,000           --               --
                                                                                    ============     ===========      ===========



                                   See accompanying notes to consolidated financial statements.
/TABLE

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991



(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture Mariners Pointe Associates ("Mariners Pointe"). The effect of all significant transactions between the Partnership and the consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates; Gateway Associates ("Gateway") (note 3(d)); JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 3rd Avenue Associates ("JMB/900"); 1090 Vermont Avenue, N.W. Associates Limited Partnership ("1090 Vermont"); Maguire/Thomas Partners - South Tower ("South Tower"); Carlyle Yerba Buena Limited Partnership ("Yerba Buena") (note 3(i)) and the Partnership's indirect (through Carlyle-XIV Associates, L.P.) interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC").

     Certain amounts in the 1992 and 1991 consolidated financial statements have been reclassed to conform with the 1993 presentation.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                              1993                            1992
                                                             ------------------------------   ------------------------------
                                                               GAAP BASIS        TAX BASIS       GAAP BASIS       TAX BASIS
                                                              ------------      -----------     ------------   -------------
Total assets . . . . . . . . . . . . . . . . . . . . . . .    $149,516,685      143,677,403     191,806,563     157,809,715

Partners' capital accounts (deficits):
  General partners . . . . . . . . . . . . . . . . . . . .     (20,417,517)     (21,548,425)    (18,957,496)    (26,170,504)
  Limited partners . . . . . . . . . . . . . . . . . . . .    (115,957,865)    (131,751,039)    (70,966,007)   (128,976,163)

Net loss:
 General partners. . . . . . . . . . . . . . . . . . . . .      (1,460,021)       4,622,079      (1,711,570)       (967,643)
 Limited partners. . . . . . . . . . . . . . . . . . . . .     (44,991,858)      (2,774,876)    (34,489,759)    (11,537,744)

Net loss per limited partnership interest. . . . . . . . .         (112.18)           (5.18)         (86.00)         (28.77)
                                                               ===========      ===========     ===========    =============

/TABLE

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (401,053.66). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain to the Limited Partners for financial reporting and income tax purposes. Reference is made to Note 5 for a discussion of the allocations of profits and losses.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,555,066 and $399,675 at December 31, 1993 and 1992, respectively) as cash equivalents with any remaining amounts reflected as short-term investments.

     Deferred expenses consist primarily of mortgage fees which are amortized on a straight-line basis over the terms of the related mortgage notes and deferred leasing commissions and concessions which are amortized over the lives of the related leases.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis. Such amounts are reflected in accrued rents receivable in the accompanying balance sheets. Straight-line rental income (reduction) was ($471,522), ($77,218) and $89,677 for the years ended December 31, 1993, 1992 and 1991, respectively.

     As more fully discussed in Note 3(c), due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and due to discussions with the O&Y affiliates regarding the reallocation of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2 Broadway venture has made a provision for value impairment on such investment property of $192,627,560. The provision for value impairment has been allocated $136,534,366 and $56,093,195 to the O&Y affiliates and to JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including the related accrued interest. The Partnership's share of the provision was $28,046,598.

     Due to the uncertainty of the 1290 Associates venture's ability to recover the net carrying value of the 1290 Avenue of the Americas Building through future operations and sale, the 1290 Associates venture made a provision for value impairment on such investment property of $51,423,084. Such provision at September 30, 1992 was recorded to effectively reduce the net carrying value of the investment property and the related deferred expenses to the then outstanding balance of the related non-recourse financing allocated to the joint venture and its property. This provision was allocated to the unaffiliated venture partners in accordance with the terms of the venture agreement and accordingly is not included in the accompanying consolidated financial statements. (See Notes 1, 3 and 5 of Notes to Combined Financial Statements).

     Due to the uncertainty of the South Tower venture's ability to recover the net carrying value of the Wells Fargo Center - IBM Tower investment property through future operations and sale, the South Tower venture made a

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

provision for value impairment on such investment property of $67,479,871. Such provision at September 30, 1993 was recorded to effectively reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing. The Partnership's share of such provision was $22,493,290.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Wilshire Bundy investment property through future operations and sale, the Partnership made a provision for value impairment on such investment property of $9,548,085. Such provision at June 30, 1992 was recorded to effectively reduce the net carrying value of the investment property and the related deferred expenses to the then outstanding balance of the related non-recourse financing.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other financial instruments. As the debt secured by the Brittany Downs Apartments - Phase II has been classified by the Partnership as a current liability at December 31, 1993 as a result of a default (see notes 4(b) and 6(a)) and because resolution of such default is uncertain, the Partnership considers the disclosure of the SFAS 107 value of such debt to be impracticable. The remaining debt and related accrued interest, with a carrying balance of $113,686,987, has been calculated to have an SFAS 107 value of $112,188,846 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     General

     The Partnership has acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers.

Seven properties have been sold or disposed of by the Partnership. All of the properties owned at December 31, 1993 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs and net of value impairment adjustments.

     Depreciation on the consolidated investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The investment properties or the Partnership's interest in unconsolidated ventures are pledged as security for the long-term debt, for which there is generally no recourse to the Partnership. The long-term debt (other than the second mortgage notes on Louis Joliet Mall and Brittany Downs - Phase II) represents senior mortgage loans.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1993 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,607,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership XIII ("C-XIII") and Carlyle Real Estate Limited Partnership XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

     The Partnership has acquired, through the above ventures, interests in one apartment complex and seven office buildings. The venture properties have been financed under various long-term debt arrangements as described below and in note 4.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Orchard Associates

     The Partnership's interest in Old Orchard shopping center (through Orchard Associates and Old Orchard Urban Venture ("OOUV") was sold in September 1993, as described below.

     The maturity date for Orchard Associates' loan in the amount of $18,000,000 from a commercial bank, secured solely by its interest in Old Orchard shopping center, and originally due October 1, 1991, was extended to December 31, 1993. The agreement required monthly installments of interest only at the prime rate plus 1% per annum. Orchard Associates continued to negotiate with the lender for permanent financing of this note prior to its payoff in September 1993 as described below.

     On September 2, 1993, effective August 30, 1993, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in

                 CARLYLE REAL ESTATE LIMITED PARTNERSHI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the new limited partnership after such redemption. OOUV is also entitled to receive up to an additional $4,300,000 based upon certain events (as defined) and may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined).

     Contemporaneously with the formation of the new limited partnership, OOUV redeemed Orchard Associates' ("Orchard") interest in OOUV for $56,689,747 (before closing costs and prorations). Orchard used a portion of these redemption proceeds to repay in full its $18,000,000 loan obligation plus accrued interest. This transaction has resulted in Orchard having no ownership interest in the property as of the effective date of the redemption agreement. Orchard recognized a gain of $15,797,454 for financial reporting purposes ($7,898,727 allocable to the Partnership) and recognized a gain for Federal income tax reporting purposes of $32,492,776, $16,246,388 allocable to the Partnership in 1993.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, potential future distributions to OOUV of the $4,300,000 and $3,400,000 amounts as described above) in accordance with their pre-contribution percentage interests. Upon receipt of all or a portion of these contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of these contingent amounts will be received.

     (c)  JMB/NYC

     The Partnership owns indirectly through Carlyle-XIV Associates, L.P. and JMB/NYC, an interest in (i) the 237 Park Avenue Associates venture which owns an existing 23-story office building, (ii) the 1290 Associates ventures which own an existing 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Company ventures which own an existing 32-story office building (together "Three Joint Ventures" and individually a "Joint Venture").

All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O & Y Equity Company, L.P. and O & Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O&Y").

     JMB/NYC is a joint venture among Carlyle-XIV Associates, L.P. (of which the Partnership holds a 99% limited partnership interest), Property Partners, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. Effective March 25, 1993, the Partnership became a 40% shareholder of Carlyle Managers, Inc. Related to this investment, the Partnership has an obligation to fund $1,200,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. In March 1993, JMB/NYC, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIV Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which

                 CARLYLE REAL ESTATE LIMITED PARTNERSHI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the Partnership became a 40% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund $1,200,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 50%.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at December 31, 1993 and 1992. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $78,605,523 at December 31, 1993. During 1993, no payments were made on the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization is allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income is allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates.

     The Three Joint Ventures' agreements further provide that, in general, upon sale or refinancing of the properties, net sale or refinancing proceeds will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

     Under the terms of the Three Joint Venture agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991. Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Pursuant to the Three Joint Ventures agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for calculating JMB/NYC's share of operating cash flow or deficits through 1991 was as though the rate were fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the joint venture partnership agreements for the Three Joint Ventures require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates dispute this calculation of interest expense for the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies.

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded default notices previously received by JMB/NYC alleging defaults for failing to make capital contributions and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Accordingly, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures as if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. It was also agreed that during this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures will be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the Three Joint Ventures. Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and will be repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures.

As a result of the above noted agreement with the Olympia & York affiliates, for the six months ended June 30, 1993, $32,523,137 represents the minimum 7% per annum interest. Excess net cash flow, as defined, through June 30, 1993 totalled $11,648,285. Pursuant to an agreement with the first mortgage lender discussed below, $250,000 per month is payable as a distribution to the Olympia & York affiliates. During the period January 1, 1993 through June 30, 1993, $6,257,236 was distributed to the O&Y affiliates. The balance of $15,067,149 represents a priority distribution level to the Olympia & York affiliates payable from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds, if any. The cumulative priority distribution level payable to the Olympia & York affiliates at December 31, 1993 is $48,522,601. The agreement expired on June 30, 1993. Effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per

                 CARLYLE REAL ESTATE LIMITED PARTNERS
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


annum interest rate. The Olympia & York affiliates dispute this calculation and contend that the 12-3/4% per annum fixed rate applies. Based upon the Olympia & York affiliates' interpretation, interest expense for the Three Joint Ventures for the six months ended December 31, 1993 was $58,962,793. Based upon the amount of interest determined by JMB/NYC for the six months ended December 31, 1993, interest expense for the Three Joint Ventures was $38,441,967. Pursuant to an agreement with the first mortgage lender, $1,500,000 of the interest payable to the Olympia & York affiliates of $6,079,237 for the six months ended December 31, 1993 was paid. The remaining $4,570,237 is due to the Olympia & York affiliates.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. During the quarter ended March 31, 1993, O & Y emerged from bankruptcy protection in the Canadian proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Joint Ventures and JMB/NYC or to negotiate a restructuring of the joint venture agreements, or otherwise reach an understanding with JMB/NYC regarding any funding obligation of JMB/NYC.

     During the fourth quarter of 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC is unable to determine if the Joint Ventures are in default. Accordingly, the balance of the first mortgage loan has been classified as a current liability in the accompanying combined financial statements at December 31, 1992 and 1993. There have not been any further notices from the first mortgage lender. However, the Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a potential sale of the 2 Broadway building and a fixed rate of interest on the loan during the remaining loan term until maturity. In conjunction with the negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. There is no assurance that a restructuring of the loan will be obtained. Interest on the first mortgage loan is calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates and certain other affiliates of O & Y reached an agreement with the City of New York to defer the payment of real estate taxes owed in July 1992 and January 1993 on properties in which O&Y affiliates have an ownership interest, including the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway buildings. Payment of the July 1992 real estate taxes was made in six equal monthly installments from July through

                 CARLYLE REAL ESTATE LIMITED PARTNERS
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


December of 1992. A similar payment program existed for the period January through December of 1993. The March 1994 monthly real estate tax installment payment related to the 2 Broadway building has not been paid and there is uncertainty regarding the remittance of future installment payments related to the building.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture agreements or otherwise to reach an acceptable understanding regarding its long-term funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures, which could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC with no distributable proceeds.

     If JMB/NYC is successful in its negotiations to restructure the Three Joint Ventures agreements and retains an interest in one or more of these investment properties, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the properties before JMB/NYC would receive any share of future net sale or refinancing proceeds. Although the 2 Broadway building is in need of a major renovation, the Joint Ventures that own the 2 Broadway building and land have no plans for a renovation of the property because of the potential sale of the building and because the effective rents that could be obtained under the current office market conditions may not be sufficient to justify the costs of the renovation. Given the current market and property operating conditions, it is likely that the property would sell at a price significantly lower than the allocated portion of the underlying debt. The first mortgage lender and JMB/NYC would need to approve any sale of this property.

     The O&Y affiliates have informed JMB/NYC that they have now received a written proposal for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed to the concept of a sale of the building but has not approved the terms of any proposed offer for purchase. Accordingly, a sale pursuant to the proposal received by the O&Y affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such proposal or any other proposal, if this proposal were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the O&Y affiliates relating to the proposal were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes. Accordingly, a provision for value impairment has been recorded for

                 CARLYLE REAL ESTATE LIMITED PARTNERS
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the O&Y affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest. The provision for value impairment is not a loss recognizable for Federal income tax purposes.

     In the event of a dissolution and liquidation of a Joint Venture, the terms of the joint venture partnership agreements between the Olympia & York affiliates and JMB/NYC for the Three Joint Ventures provide that if there is a deficit balance in the tax basis capital account of JMB/NYC, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/NYC generally would be required to contribute cash to the Joint Venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of a Joint Venture's property generally would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the joint venture partnership agreement.
However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of a Joint Venture, JMB/NYC would be required to contribute funds to the Joint Venture (regardless of whether any proceeds were received by JMB/NYC from the disposition of the Joint Venture's property) to eliminate any remaining deficit capital account balance.

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating ($145,634,159) at December 31, 1993) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation.

     The properties are being managed by an affiliate of the Olympia & York affiliates under a long-term agreement for a management fee equal to 1% of gross receipts. An affiliate of the Olympia & York affiliates performs certain maintenance and repair work and construction of certain tenant improvements at the investment properties. Additionally, the Olympia & York affiliates have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (d)  Gateway

     On December 30, 1992, the lender obtained title to this property as discussed below.

     In 1984, the Partnership acquired, with the developer and certain of its affiliates, an interest in Gateway Tower, an office building in White Plains, New York. The purchase price for the Partnership's interest in Gateway was $16,900,000.

     Under the terms of the Gateway joint venture agreement, one of the Partnership's joint venture partners was obligated to make capital contributions to the joint venture in order to fund property operating deficits, leasing costs and the Partnership's stated return through June 1995.

Subsequent to June 1995, any operating deficits were to be borne 49% by the Partnership and 51% by the venture partners. The Partnership was also entitled to receive preferential distributions from net sale or refinancing proceeds in amounts related to the Partnership's investment in the venture. Operating profits and losses, in general, were to be allocated in relation to the economic interests of the joint venture partners. Accordingly, prior to 1991, when the venture partners were funding operating deficits, operating profits and losses (excluding depreciation and amortization) were allocated 0% to the Partnership and 100% to the venture partners. Subsequent to 1990, operating profits or losses were allocated 49% to the Partnership and 51% to the venture partners as a result of the venture partners' default on their funding obligations as discussed below.

     The Gateway Tower property was operating at a significant deficit due to higher than originally expected leasing costs and lower than originally expected rental rates achieved on leasing. During 1990, the joint venture partner ceased making the required capital contributions necessary to make the quarterly guaranteed payments to the Partnership and the debt service payments.

     During the first quarter of 1991, the lender filed a lawsuit to realize on its security and take title to the property. On December 30, 1992, the lender concluded proceedings to realize on its security and took title to the property resulting in the Partnership no longer having an ownership interest in the property. The Partnership received no cash proceeds from the transfer of ownership interest; it did, however, recognize a gain for financial reporting and Federal income tax purposes during 1992 of $7,130,438 and $14,604,506, respectively.

     The joint venture partner's funding obligation was secured by a guarantee from an affiliated entity of the joint venture partner. After careful review of the joint venture partner and its affiliate's financial condition, the Partnership has determined that they do not have the ability to satisfy any of their financial obligations under the joint venture agreement. Therefore, the Partnership has decided to forego any further attempts to recover amounts due from them as a result of their defaults.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (e)  JMB/Piper
     In 1984, the Partnership acquired, through a joint venture partnership "JMB/Piper", with
Carlyle Real Estate Limited Partnership-XIV, an interest in three existing joint ventures (OB Joint
Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper")
with the developer and certain limited partners which own a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota.  As of December 31, 1993, two of the
limited partners are primary tenants in the office building and hold a 25% interest in the land and building ventures.  The third limited partner held a 4% interest in the building venture; however, on January 15, 1992, it returned its 4% interest in the land venture to 222 South Ninth Street
Limited Partnership (as discussed below).  In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and Carlyle Real Estate Limited Partnership-XIV, acquired the developer's interest in the OB Joint Venture as discussed below.

     The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that
JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper.  JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined).  The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds.  Such loans and accrued interest aggregated approximately $63,214,000 and $53,729,000 at December 31, 1993
and 1992, respectively.  The Partnership and the affiliated partner, Carlyle-XV, have contributed to JMB/Piper the funds required for such loans.

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property.  The principal balance of the mortgage notes has been consolidated into one note in the amount of
$100,000,000.  Under the terms of the modification, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level.  Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992 or 1993.  In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, leasing and capital costs, and 29% of the ground rent (25% after January 15,
1992 as a result of the Larkin, Hoffman, Daly & Lindgren, Ltd. settlement discussed below), such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan.
The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993.  During 1993, the excess cash flow generated under this agreement was $1,390,910 and will be remitted to the lender during the second quarter of
1994.  On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items.  The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date.  As of December 31, 1993, the manager has deferred approximately $1,792,000 of management fees.  If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the manager to the extent of its deferred and unpaid management fees.  Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds.
Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint
Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent.  These deferrals will be payable from potential net sale or refinancing proceeds, if any.

     Furthermore, pursuant to the loan modification, the venture can prepay the mortgage note beginning February 1, 1996.  The prepayment fee is equal to the sum of (i) 6% of the amount prepaid declining 1/2 of 1% per annum to a minimum of 1%; (ii) from the greatest of:  (1) net sale proceeds or (2) net refinance proceeds or (3) the net appraised value (all as defined), an amount until the lender has received an internal rate of return of 12% per annum if prepayment occurs between February 1, 1996 and February 1, 1997; 12 3/4% if prepayment occurs between
February 1, 1997 and February 1, 1998; and 13.59% per annum thereafter; and (iii) after the lender has received the internal rate of return as noted above, the next $10,000,000 of net proceeds (as determined in (ii) above) will be distributed 50% to the lender and 50% to the venture, the next $10,000,000 - 40% to the lender and 60% to the venture, the next $10,000,000 -
 30% to the lender and 70% to the venture, the next $10,000,000 - 20% to the lender and 80%
to the venture, and the remaining proceeds - 10% to the lender and 90% to the venture.  For financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return assuming the note is held to maturity.
In order for the venture to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay interest on any operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments
(as defined).  In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners.  Accordingly, operating profits (excluding depreciation and amortization) were allocated 71% to the General Partner and 29% to limited partners during 1993 and 100% to the General Partner during 1992.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans will be repaid.  Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet)
approached the joint venture indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space.  Larkin's lease was scheduled to expire in January
2005 and provided for annual rental payments which were significantly higher than current market rental rates.  Larkin was also an owner with partial interests in the building and the land under the building.  After substantive review of Larkin's financial condition, on January 15,
1992, the joint venture signed an agreement with Larkin to terminate its lease in return for its partial interest (4%) in the land under the building and a $1,011,798 note payable to the joint venture.  The note payable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years.  Larkin may prepay all or a portion of the note payable at any time.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During the third quarter of 1992, the joint venture executed a lease amendment with a major tenant and joint venture partner, Piper Jaffray Inc., which provides for (i) deletion of the tenant's option to terminate in March 1994 its leases on 21,508 square feet of space and 18,288 square feet of space which leases were to expire on March 2000 and March 1995, respectively, (ii)
extension of the lease term on its 18,288 square foot space to March 2000, (iii) rent reductions on the aggregate 39,796 square feet of space, (iv) lease expansions through March 2000 of
23,344 square feet (the former Larkin, Hoffman space) and 19,350 square feet on November 1992 and February 1993, respectively, at rental rates significantly below market, and (v) additional expansion options to lease up to an additional 94,210 square feet of space throughout the term of the lease.

     During the fourth quarter of 1993, the joint venture finalized a lease amendment with
Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet).  The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994.  In addition, the tenant will lease an additional
10,670 square feet effective August 1, 1995.  The rental rate on the expansion space approximates market which is significantly lower than the reduced rental rate on the tenant's current occupied space.

     (f)  JMB/900

     In 1984, the Partnership acquired, through JMB/900, an interest in an existing joint venture
("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue
Building in New York, New York.  The partners of Progress Partners are the developer of the property and an affiliate of the developer (the "Venture Partners") and JMB/900.

     The terms of the JMB/900 venture agreement generally provide that JMB/900's share of
Progress Partners' cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 33-1/3% share of capital contributions.

     JMB/900 has made capital contributions to Progress Partners and certain payments to an affiliate of the developer, in the aggregate amount of $17,200,000, subject to the obligation to make additional capital contributions as described below.

     JMB/900 has also made a loan to the developer in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners.  The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004.  For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1991, 1992 and 1993).  To the extent that JMB/900 has not received annual distributions equal to the interest payable on such loan, the deficiency becomes a cumulative preferred return payable out of future net cash flow or net sale or refinancing proceeds.

     The Progress Partners venture agreement provides that  the venture is required to pay the
Venture Partners a stated return of $3,285,000 per annum.  Generally, JMB/900 is required to contribute funds to the venture, to the extent net cash flow is not sufficient, to enable the venture to make this payment.  Such amounts have not been paid as interest has not been received on the
$20,000,000 loan discussed above.  Under the terms of the Progress Partners' venture agreement, the Venture Partners are generally entitled to receive a non-cumulative preferred return of net cash flow of approximately $3,414,000 per annum, with any remaining net cash flow distributable
49% to JMB/900 and 51% to the Venture Partners.
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Progress Partners venture agreement further provides that net sale or refinancing proceeds are distributable to JMB/900 and the Venture Partners, on a pro rata basis, in an amount equal to the sum of any deficiencies in the receipt of their respective cumulative preferred returns of net cash flow plus certain contributions to the venture made by JMB/900.  Next, proceeds will be distributable to the Venture Partners in an amount equal to $20,000,000.  JMB/900 is entitled to receive the next $21,000,000 and the Venture Partners will receive the next $42,700,000.  Any remaining net proceeds are to be distributed 49% to JMB/900 and 51% to the Venture Partners.


     Operating profits, in general, are allocated 49% to JMB/900 and 51% to the Venture Partners.

Operating losses, in general, are allocated 90% to JMB/900 and 10% to the venture partners.

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partners assumed management responsibility for the property as of August 1987 for a fee computed as a percentage of certain revenues.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately
$4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property.

     In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover certain other joint venture obligations on which the unaffiliated partner has defaulted.  This lawsuit was dismissed on jurisdictional grounds.  Subsequently, however, the Federal Deposit Insurance Corp.
("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the
Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal court.  There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation.  Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements.
Settlement discussions with one of the venture partners and the FDIC continue.  The FDIC has, in the past, been unwilling to consider a settlement until certain other issues it has with one of the unaffiliated venture partners are resolved.  It appears that a resolution of those other issues may be near.  There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     The joint venture negotiated an early lease termination agreement with a major tenant that vacated its space in June 1992.  The joint venture terminated the lease (which was to expire in
November 2000) for a fee of approximately $1.2 million (including arrearages).  The Partnership is currently seeking a replacement tenant for the vacated space (14,700 square feet).  The
Midtown Manhattan office rental market remains very competitive.

     (g)  South Tower

     In June 1985, the Partnership acquired an interest in a joint venture partnership ("South
Tower") which owns a 44-story office building in Los Angeles, California.  The joint venture partners of the Partnership include Carlyle Real Estate Limited Partnership-XIV ("Affiliated
Partner"), one of the sellers of the interests in South Tower, and another unaffiliated venture partner.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership and the Affiliated Partner purchased their interests for $61,592,000.  In addition, the Partnership and the Affiliated Partner made capital contributions to South Tower totaling $48,400,000 for general working capital requirements and certain other obligations of
South Tower.  The Partnership's share of the purchase price, capital contributions (net of additional financing) and interest thereon totaled $53,179,000.

     The terms of the South Tower agreement generally provide that the Partnership and Affiliated
Partner's aggregate share of the South Tower's annual cash flow, net sale or refinancing proceeds, and profits and losses are to be distributed or allocated to the Partnership and the
Affiliated Partner in proportion to their aggregate capital contributions.

     Annual cash flow will be distributed 80% to the Partnership and Affiliated Partner and 20%
to another partner until the Partnership and the Affiliated Partner have received, in the aggregate, a cumulative preferred return of $8,050,000 per annum.  The remaining cash flow is to be distributable 49.99% to the Partnership and the Affiliated Partner, and the balance to the other joint venture partners.  Additional contributions to South Tower were contributed 49.99% by the
Partnership and the Affiliated Partner until all partners had contributed $10,000,000 in aggregate.

     Operating profits and losses, in general, are to be allocated 49.99% to the Partnership and the Affiliated Partner and the balance to the other joint venture partners.  Substantially all depreciation and certain expenses paid from the Partnership's and Affiliated Partner's capital contributions are to be allocated to the Partnership and Affiliated Partner.  In addition, operating profits, up to the amount of any annual cash flow distribution, are allocated to all partners in proportion to such distributions of annual cash flow.

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds will be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the
Partnership and the Affiliated Partner have received the amount of any deficiency in their preferred cash flow distributions described above plus an amount equal to their "Disposition
Preference" (which, in general, begins at $120,000,000 and increases annually by $8,000,000 to a maximum of $200,000,000).  Any remaining net sale or refinancing proceeds will be distributed
49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     The mortgage note secured by the property, as well as the promissory note secured by the
Partnership's interest in the joint venture are scheduled to mature in December 1994.  The promissory note secured by the Partnership's interest in the joint venture is classified at
December 31, 1993 as a current liability in the accompanying consolidated financial statements.
In view of, among other things, current and anticipated market and leasing conditions affecting the property including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, there is no assurance that the joint venture or the
Partnership will be able to refinance these notes when they mature, the Partnership may then decide not to commit any significant amounts to the property.  This may result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (h)  Turtle Creek

     Under the terms of the Turtle Creek venture agreement, through December 1990, the joint venture partner was obligated to make capital contributions to the venture to fund operating deficits of the property and to pay the Partnership a preferential return.  The joint venture partner defaulted on such obligations and in this regard, the joint venture partner had not made the required debt service payments since December 1988 nor had it paid the Partnership's preferential return since the third quarter of 1988.  Due to the non-payment of debt service, the lender, on
March 7, 1989, concluded proceedings to realize on its security and took title to the property.

     The joint venture partner's obligations to the Partnership were guaranteed by certain of the joint venture partner's principals.  The Partnership filed a lawsuit against the joint venture partner and certain of the joint venture partner's principals seeking to recover amounts lost resulting from their defaults.  On April 3, 1992, the Partnership signed a settlement agreement with the joint venture partner and its principals.  Under the terms of the settlement, the Partnership is scheduled to receive total payments of $4,075,000.  The Partnership received $650,000 of this amount upon execution of the agreement.  The remainder of the settlement amount is represented by a promissory note issued to the Partnership in the amount of $3,425,000.  The note provides for monthly interest payments over a six-year period at interest rates which vary from 4.8613% to
5.3684% per annum.  In addition, the note provides for annual principal payments of $400,000 due every April for five years with a final payment in the amount of $1,425,000 due on the sixth anniversary of the date of issuance of the note.  Due to the uncertainty of collection of the remaining settlement amounts, settlement payments are reflected in other income only as collected.  As of December 31, 1993, all scheduled payments have been received.

     (i)  Yerba Buena

     In June 1992, Yerba Buena transferred title to the lender as discussed below.

     In connection with the October 17, 1989 San Francisco earthquake, the Yerba Buena office building incurred some structural and cosmetic damage which has been repaired.  In addition, five tenants (approximately 54% of the building), based upon concerns over the structural integrity of the building, moved out of the building after the earthquake and have withheld all or portions of their rent commencing at various times since November 1989.  The Partnership has concluded not to pursue legal recourse against these tenants based on, among other things, the costs of pursuing its remedies, demands on the Partnership's resources and the prospects of any material return to the Partnership in light of the then recent events.

     Based upon the conditions at Yerba Buena and the probability of large future cash deficits, the Partnership and its affiliated partners had decided not to fund future deficits and, therefore, the joint venture has not made the debt service payments to the underlying lender commencing with the January 1990 payment.  Accordingly, the joint venture received a default notice from the underlying lender in late February 1990.

     The joint venture had been negotiating with the underlying lender to obtain a loan modification to pay for expected future cash deficits.  The joint venture was unable to negotiate a loan modification whereby the joint venture retained ownership of the property and in June
1992, the joint venture transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels.  In order for the joint venture to share in such proceeds, there must

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.  In addition, during a certain period of time, the joint venture will have a right of first opportunity to purchase the property if the lender chooses to sell.  An affiliate of the Corporate General Partner was retained by the lender to manage and lease the property under an agreement which was effectively an extension of the prior management agreement with the venture.  As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain in 1992 of $1,653,454 and $1,117,418 for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     (j)  1090 Vermont

     Through 1993, the Partnership and joint venture partners have contributed a total of
$4,076,000 ($2,038,000 for the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation.  The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing.  During the fourth quarter of 1993, the joint venture finalized a refinancing of the existing mortgage loan with a new loan in the amount of $17,750,000.  The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture.  Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed to the venture partners in December 1993 as a partial return of the additional capital contributed.  The remaining proceeds are being retained by the joint venture as working capital.
The new loan provides for interest only monthly payments for the entire ten-year term.  The interest rate for the first five years is 8.01% per annum.  The fixed interest rate thereafter until maturity will be 2.8% per annum over the five year Treasury rate at the beginning of such five-
year period.  In addition to providing refinancing proceeds to the joint venture, the debt service payments due under the new loan are significantly lower than the payments due under the prior loan.

     The joint venture negotiated an early lease termination agreement with a major tenant that vacated its space (24,308 square feet) in early 1992.  The joint venture terminated the lease
(which was to expire in February 1996) for a fee of approximately $1.5 million and entered into a direct lease with the subtenant, which occupies a substantial portion of the former major tenant's space (18,482 square feet).  The proceeds from this termination were used by the joint venture to help pay for releasing costs and costs of the lobby renovations incurred in 1992.

     (k)  Mariners Pointe

     Under the terms of the joint venture agreement, the joint venture partner is obligated to contribute 22.3% of annual cash operating deficits.  The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals.  The joint venture partner has not made the required contribution, however, the Partnership is  currently negotiating with the joint venture partner to obtain its interest in the joint venture and receive certain amounts in satisfaction of its funding obligation.  The underlying mortgage loan matures on October 1, 1994.  In this regard, the
Partnership is considering its alternatives including a loan extension, refinancing and/or possible sale of the property.  There can be no assurance that the Partnership will collect the amounts due from the joint venture partner in satisfaction of its funding obligation or that the Partnership will be able to refinance or extend its existing mortgage loan.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1993 and 1992:

                                                                                                  1993         1992
                                                                                              ------------ ------------

13% mortgage note; secured by Scottsdale Financial Center I office building located in Scottsdale,
 Arizona; retired at disposition in December 1993; principal and interest payments of $147,000 were due monthly; unpaid balance of approximately $12,920,000 was scheduled to be due December
 1995 (see note 6(a)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      --       13,253,903

13% mortgage note; secured by Scottsdale Financial Center II located in Scottsdale, Arizona;
 retired at disposition in October 1993; principal and interest payments of $170,590 were due monthly; unpaid balance of approximately $15,100,000 was scheduled to be due December 1995
 (see note 6(a)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --       15,421,000

11.5% mortgage note; secured by the Wilshire Bundy Plaza in Los Angeles, California;
 interest only payments of $402,500 due monthly until March 1991; principal and interest payments of $416,000 are due monthly for the period April 1991 through
 March 1996; unpaid balance of $40,920,000 is due April 1996 . . . . . . . . . . . . . . . .    41,500,130   41,705,654

9.0% mortgage note; secured by the Louisiana Tower Office Building located in Shreveport,
 Louisiana; payments of $100,000 per annum plus monthly cash flow (as defined) due with the difference being deferred until cash flow is available or the maturity of note; unpaid principal balance of $22,225,000 is due January 1995.  Balance is net of $409,196 and $716,092,989
 unamortized discount based on an imputed interest rate of 11.0% at December 1993 and 1992,
 respectively (note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,815,804   21,508,908

12% promissory note; secured by the Partnership's interest in the Wells Fargo Center South
 Tower office building in Los Angeles, California; monthly interest only payments of
 $122,500 through November 1994; principal balance of $12,250,000 is due in December 1994. .    12,250,000   12,250,000

8.75% first mortgage note; secured by the Louis Joliet Mall in Joliet, Illinois, monthly principal and interest payments of $134,000 until April 1998 when the
 remaining balance of $10,969,000 is due . . . . . . . . . . . . . . . . . . . . . . . . . .    13,257,387   13,649,305
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                                                  1993         1992
                                                                                              ------------ ------------

10% second mortgage note; secured by the Louis Joliet Mall in Joliet Illinois;
 payable interest only at 8.5% per annum plus 1.5% payable from operating cash flow
 (as defined) above a specified amount (none paid in 1993, 1992 and 1991)
 until September 1995 when the remaining principal amount is due.. . . . . . . . . . . . . .    10,000,000   10,000,000

Other mortgage notes with interest rates ranging from 6.2% to 9.375% . . . . . . . . . . . .    28,031,749   26,378,270
                                                                                              ------------ ------------
          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   126,855,070  154,167,040
          Less current portion of long-term debt (notes 4(b) and 6(a)) . . . . . . . . . . .    28,107,327   37,857,322
                                                                                              ------------ ------------
          Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 98,747,743  116,309,718
                                                                                              ============ ============


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Five year maturities of long-term debt are as follows:

                    1994 . . . . . . . . .   $ 28,107,327
                    1995 . . . . . . . . .     35,345,888
                    1996 . . . . . . . . .     41,638,702
                    1997 . . . . . . . . .        683,184
                    1998 . . . . . . . . .     11,208,234
                                             ============

     (b)  Long-term Debt Restructuring

          (i)  Brittany Downs Apartments - Phase I and II
     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II does not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership has been paying a reduced amount of debt service since November 1990.  As a result, the Partnership was negotiating with the RTC to obtain a loan modification to reduce the property's required debt service payments.
During the fourth quarter 1992, the RTC sold the Phase II mortgage loans.  The new underlying lender has placed the Partnership in default for failure to pay the required debt service.
Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest have been classified as current liabilities in the accompanying consolidated financial statements at December 31, 1993 and December 31, 1992.  Based upon the notice of default, the total amount of interest in arrears on the existing mortgage notes for
Brittany Downs Apartment Phase II in the principal amount of $8,566,458 as of December 31,
1993, equals $1,181,800.  The Partnership is currently in negotiations with the new lender regarding marketing the property for sale with Phase I.  Because the two Phases currently operate in tandem, the Partnership believes the two Phases together would have a greater individual market value than if marketed for sale independently.  If the Partnership is not successful in its discussions with the new Phase II lender, the Partnership has decided, based upon an analysis of current and anticipated market conditions and the probability of large future cash deficits, not to commit additional funds to the Phase II property.  This would result in the Partnership no longer having an ownership interest in the Phase II property and could result in gain for financial reporting and Federal income tax purposes to the Partnership with no distributable proceeds from the disposition.  The Partnership, however, may still consider marketing the Phase I property for sale in the near future.

          (ii)  Louisiana Tower

     During 1988, Louisiana Tower restructured its existing mortgage note with the lender.  Under the terms of the agreement, Louisiana Tower paid the lender a total of $13,000,000, representing a principal reduction of $10,775,000 and an interest rate reduction fee of $2,225,000.  In return, the interest rate on the remaining non-recourse note balance of $22,225,000 was lowered from
12.5% to 9.0% per annum.  The lender is also entitled to additional interest equal to 30% of the net sale or refinancing proceeds (as defined) in excess of $35,225,000.  In order for the
Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in property operations or current market and property operating conditions resulting in a significant increase in value of the property.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In 1990, the Partnership signed an agreement with the underlying lender to provide additional debt restructuring in order to reduce current and anticipated deficits resulting from the termination of a major tenant's lease and costs associated with leasing.  The terms of the agreement require debt service payments in an amount equal to the monthly net cash flow generated by the property plus $100,000 per annum for a five year period commencing with the January 1990 payment.
The cash flow of the property is escrowed monthly and remitted to the lender annually on March
31.  The difference between the above pay rate and the contract pay rate of 9% per annum on the principal balance will accrue at 9% per annum compounded monthly until maturity when the principal and accrued interest is due and payable.  The Partnership is negotiating with the existing lender for a possible restructuring and/or extension of the existing modified loan.  The existing modification period expires and the loan matures in January 1995.  The Partnership has decided that it will not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely.  Therefore, if the Partnership is unsuccessful in obtaining an acceptable restructuring and/or extension of the loan, the likely result would be the
Partnership no longer having an ownership interest in the property.  In such event, the Partnership would report a capital loss for Federal income tax purposes.

(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners.
Profits from the sale of investment properties are to be allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital accounts deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties.  Losses from the sale of investment properties are to be allocated 1% to the General Partners.  The remaining profits and losses will be allocated to the Limited Partners.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.  Distributions of "Net cash receipts" of the Partnership are allocated 90% to the Limited Partners and 10% to the
General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital)
be distributed 85% to the Limited Partners and 15% to the General Partners.  However, prior to such distributions being made, the Limited Partners are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Limited Partners (i) have received cash distributions of sale or financing proceeds in an amount equal to the Limited
Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with the sale or financing proceeds previously distributed, equal a 6% annual return on the Limited Partners average capital investment for each year (their initial capital investment reduced by sale or financing proceeds previously distributed) commencing with the third fiscal quarter of 1985.  If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General
Partners will be required to return all or a portion of the 1% distribution of sale or financing proceeds described above in an amount equal to such deficiency in

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


payments to the Limited Partners pursuant to (i) and (ii) above.  Accordingly, $1,742,000 of proceeds has been deferred for the General Partners at December 31, 1993.


(6)  MANAGEMENT AGREEMENTS

     (a)  Scottsdale Financial Centers I & II

     On October 1, 1993, the RTC sold the mortgage note underlying Scottsdale Financial Center
II and the Partnership simultaneously transferred title to the purchaser of the note.  On December
17, 1993, the Partnership relinquished its ownership interest in Scottsdale Financial Center I in a similar transaction.

     A judicial hearing was held in early 1991 concerning, among other things, an alleged default by the Partnership on the mortgage loans secured by the Scottsdale Financial Center I and II investment properties.  The judge issued an order rendering the Partnership's rights of offset unenforceable against the RTC acting as receiver of the lender.  The court entered a judgment pursuant to this order in February 1992.  However, per the judgment, the Partnership was not required to return the guaranteed payments received from the manager since acquisition of the properties, which totalled approximately $1,900,000 for both properties.

     Both the Partnership and the RTC had filed a notice of appeal from the judgment order of the court.  During the appeal process, the RTC was entitled to obtain title to the properties and cash reserves on hand.  Accordingly, during the second quarter, 1992, the RTC withdrew the cash reserves on hand at the properties.  During the quarter ended March 31, 1993, the Partnership reached an agreement with the RTC for the settlement of the disputes through a dismissal of their respective appeals.  In April 1993, in accordance with the settlement, the Partnership returned
$320,000, which represented certain amounts (plus interest thereon) which were withdrawn from the property operating accounts subsequent to the date of the alleged default by the Partnership and set aside in a segregated interest bearing account.  However, the Partnership was not required to return the $1.9 million of guaranteed payments it had previously received.  As a result of the transfers of title discussed above, the Partnership recognized a gain of $18,382,769 and
$7,920,092 in 1993 for financial reporting and Federal income tax purposes, respectively, without any corresponding distributable proceeds.

     (b)  Other Management Agreements

     The Partnership has entered into agreements for the operation and management of its properties other than those described in notes 3 or 6(a).  Such agreements are summarized as follows:

     An affiliate of the Corporate General Partner manages the Louisiana Tower, the Wilshire
Bundy Office Building, the Louis Joliet Mall and the Brittany Downs Apartments (Phase I and
Phase II) for fees computed as a percentage of certain revenues.

     In September 1991, an affiliate of the Corporate General Partner assumed management of the Gateway Tower for a fee computed as a percentage of certain revenues from the property.
On July 15, 1992, an appointed receiver of the lender assumed management of the property from the affiliate as part of its proceedings to realize upon its security and take title to the property
(note 3(d)).

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In May, 1992, an affiliate of the Corporate General Partner assumed management of the
Mariners Pointe Apartments from the joint venture partner based upon a mutual agreement.  The affiliate manages the property for a fee computed as 5% of tenant revenues from the property.

(7)  SALE OR DISPOSITION OF INVESTMENT PROPERTIES

     (a)  Yerba Buena West Office Building

     A description of the disposition is contained in note 3(i) filed with this annual report.

     (b)  Gateway Tower

     A description of the disposition is contained in note 3(d) filed with this annual report.

     (c)  Scottsdale Financial Centers - Phase I and II

     A description of the disposition is contained in note 6(a) filed with this annual report.

     (d)  Old Orchard Shopping Center

     A description of the sale is contained in note 3(b) filed with this annual report.

(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1993, the Partnership and its consolidated ventures' principal assets are four office buildings, two apartment complexes and one shopping mall.  The Partnership has determined that all leases relating to these properties are properly classified as operating leases;
therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives.  Leases with commercial tenants range in term from one to 34 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.  In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenant sales volumes.  With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.  Apartment complex leases in effect at
December 31, 1993 are generally for a term of one year or less and provide for annual rents of approximately $3,789,265.

     Cost and accumulated depreciation of the leased assets are summarized as follows at
December 31, 1993:

               Office buildings:
                 Cost. . . . . . . . . . . .  $ 89,923,993
                 Accumulated depreciation. .   (26,969,886)
                                              ------------
                                                62,954,107
                                              ------------
               Shopping mall:
                 Cost. . . . . . . . . . . .    44,543,143
                 Accumulated depreciation. .   (10,781,909)
                                              ------------
                                                33,761,234
                                              ------------

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



               Apartment complexes:
                 Cost. . . . . . . . . . . .    23,878,260
                 Accumulated depreciation. .    (6,883,797)
                                              ------------
                                                16,994,463
                                              ------------
                       Total . . . . . . . .  $113,709,804
                                              ============

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                    1994 . . . . . . . . .    $10,604,422
                    1995 . . . . . . . . .      8,588,980
                    1996 . . . . . . . . .      6,853,459
                    1997 . . . . . . . . .      5,203,730
                    1998 . . . . . . . . .      4,351,210
                    Thereafter . . . . . .      9,521,466
                                              -----------
                                              $45,123,267
                                              ===========

     (b)  As Property Lessee

     The following lease agreements have been determined to be operating leases:

     The Partnership owns, through Louisiana Tower, a net leasehold interest, which expires in
2069, in a portion of the land underlying the building.  The ground lease provides for payments of $120,000 a year through July 1992; $144,000 a year from August 1992 through July 1993;
102% of the previous year's rent each year from August 1993 through July 2026; $277,000 a year from August 2026 through July 2027; and for each remaining year through July 2069,
$5,500 plus the previous year's rent.

     The land underlying Wilshire Bundy Plaza is subject to a ground lease having a term ending in September 2047. In September 1987, and every five years thereafter, the annual ground rent has and will be increased (from a base amount of $338,000 per annum payable in equal monthly installments) based on a formula equal to the lesser of a compounded amount or an amount based on a price index.  The required ground rent payments for the period October 1987 through
September 1992 and October 1992 through September 1998 equal $421,409 and $526,762, respectively, per annum payable in equal monthly installments.  The Partnership has an option to purchase the land between October 2005 and October 2007 at fair market value.

     Future minimum rental commitments under the leases are as follows:

                 1994. . . . . . . . . .    $   674,866
                 1995. . . . . . . . . .        677,828
                 1996. . . . . . . . . .        680,849
                 1997. . . . . . . . . .        683,930
                 1998. . . . . . . . . .        687,074
                 Thereafter. . . . . . .     48,522,008
                                            -----------
                                            $51,926,555
                                            ===========

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's ventures)
to the Corporate General Partners and its affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                       1993          1992         1991             1993
                                                                    ----------    ----------    ---------      -------------

Property management and leasing fees . . . . . . . . . . . . . .    $2,162,440     2,564,206    2,747,326          1,323,615
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .        79,545       117,368      187,332             --
Reimbursement (at cost) for accounting services. . . . . . . . .       155,561       194,975      115,420            156,851
Reimbursement (at cost) for legal services . . . . . . . . . . .        11,714        54,111       39,605             12,715
Management fees to corporate general partner . . . . . . . . . .         --            --         181,031             --
Disbursement agent fees. . . . . . . . . . . . . . . . . . . . .         --            --          16,511             --
Reimbursement (at cost) for out-of-pocket expenses . . . . . . .        84,531        43,287       56,247              1,384
Reimbursement (at cost) for out-of-pocket salary and salary
 related expenses relating to on-site and other costs
 for the Partnership and its investment properties . . . . . . .       228,172       198,840      198,027             --
                                                                    ----------    ----------    ---------          ---------

                                                                    $2,721,963     3,172,787    3,541,499          1,494,565
                                                                    ==========    ==========    =========          =========

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.  Reference is made to Note 5 above for a discussion of certain subordinated distributions payable to the General Partners under certain circumstances.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for Orchard Associates, JMB/NYC, Gateway,
JMB/Piper, JMB/Piper II, JMB/900, 1090 Vermont, Yerba Buena, South Tower and their unconsolidated ventures (note 3) as of and for the years ended December 31, 1993 and 1992 is presented below.

                                          1993             1992
                                     --------------   --------------

Current assets . . . . . . . . . .  $    41,432,795       32,615,070
Current liabilities (including
 $923,041,198 and $931,654,790,
 respectively, of debt in default
 at December 31, 1993 and
 December 31, 1992) (note 3) . . .   (1,246,476,073)    (981,968,018)
                                     --------------   --------------
    Working capital (deficit). . .   (1,205,043,278)    (949,352,948)
                                     --------------   --------------
Investment properties, net . . . .    1,096,520,780    1,468,814,241
Other assets . . . . . . . . . . .      107,336,751      116,852,987
Other liabilities. . . . . . . . .     (115,020,293)    (101,622,430)
Long-term debt . . . . . . . . . .     (126,882,022)    (427,013,408)
                                     --------------   --------------
    Partners' capital. . . . . . .   $ (243,088,062)    (107,678,442)
                                     ==============   ==============
Represented by:
  Invested capital . . . . . . . .   $1,073,795,691    1,068,543,310
  Cumulative distributions . . . .     (249,692,383)    (200,912,694)
  Cumulative losses. . . . . . . .   (1,067,191,370)    (759,952,174)
                                     --------------   --------------
                                     $ (243,088,062)    (107,678,442)
                                     ==============   ==============
Total income . . . . . . . . . . .   $  287,330,325      335,268,295
                                     ==============   ==============
Expenses applicable to operating
  loss . . . . . . . . . . . . . .   $  594,569,521      385,874,659
                                     ==============   ==============
Net loss . . . . . . . . . . . . .   $ (307,239,196)     (50,606,364)
                                     ==============   ==============

     Total income and net loss for 1993 includes gain income of $36,387,799 related to the disposition of the Old Orchard Shopping Center, a $192,627,560 provision for value impairment at the 2 Broadway Building and a $67,479,871 provision for value impairment at the Wells Fargo
Center.

     Total income and net loss for 1992 includes gain income of $36,455,387 related to the disposition of the Gateway Tower and the Yerba Buena West Office Building.

     Also, for the year ended December 31, 1991 total income was $300,320,569, expenses applicable to operating loss were $390,635,868 and the net loss was $90,315,299 for the unconsolidated ventures listed above.

                                                             SCHEDULE X

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991







                                  CHARGED TO COSTS AND EXPENSES
                         ---------------------------------------------
                                 1993           1992           1991
                              ----------     ----------     ----------

Depreciation . . . . . .      $5,701,647      6,127,557      6,271,308

Amortization . . . . . .         426,906        413,074        337,495

Repairs and Maintenance.       2,758,147      2,735,820      2,495,901

Real Estate Taxes. . . .       1,930,587      2,117,613      2,506,441

Advertising. . . . . . .         353,733        400,060        420,432
                              ==========     ==========     ==========

                                                                                                                       SCHEDULE XI
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993


                                                                           COSTS
                                             INITIAL COST TO            SUBSEQUENT            GROSS AMOUNT AT WHICH CARRIED
                                             PARTNERSHIP (A)          TO ACQUISITION              AT CLOSE OF PERIOD (B)
                                      -----------------------------   --------------  --------------------------------------------
                                         LAND AND       BUILDINGS       LAND AND          LAND AND      BUILDINGS
                                         LEASEHOLD        AND         BUILDINGS AND      LEASEHOLD         AND
                     ENCUMBRANCE(C)      INTEREST      IMPROVEMENTS  IMPROVEMENTS(F)      INTEREST     IMPROVEMENTS      TOTAL (G)
                     --------------     -----------    ------------  ---------------     ----------    ------------    -----------
APARTMENT BUILDINGS:
 Thornton, Colorado
 (Phase I) . . . . .    $ 7,035,000         889,875       6,600,075         123,135         889,875       6,723,210      7,613,085
 Thornton, Colorado
 (Phase II). . . . .      8,566,458         880,000       7,479,122         (17,383)        880,000       7,461,739      8,341,739
 Stockton, California
 (E) . . . . . . . .      6,500,000         786,961       7,082,651          53,824         786,961       7,136,475      7,923,436
OFFICE BUILDINGS:
 Shreveport, Louisiana
 (D) . . . . . . . .     21,815,804       2,036,886      27,933,752       3,599,242       2,036,886      31,532,994     33,569,880
 Los Angeles,
  California (D) . .     41,500,130       2,449,356      60,122,288      (6,217,531)      2,094,674      54,259,439     56,354,113
SHOPPING MALL:
 Joliet, Illinois. .     23,257,386       4,100,414      35,752,871       4,689,858       4,100,414      40,442,729     44,543,143
                       ------------      ----------     -----------     -----------      ----------     -----------    -----------

    Total. . . . . .   $108,674,778      11,143,492     144,970,759       2,231,145      10,788,810     147,556,586    158,345,396
                       ============      ==========     ===========     ===========      ==========     ===========    ===========

                                                                               SCHEDULE XI - CONT'D
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993
                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATIONS        REAL ESTATE
                                               DEPRECIATION(H)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
APARTMENT BUILDINGS:
 Thornton, Colorado
 (Phase I) . . . . . . . . . . . . . . . . .       $ 2,505,835           1984           8/15/84        5-30 years           99,691
 Thornton, Colorado
 (Phase II). . . . . . . . . . . . . . . . .         2,020,575           1985          12/18/87        5-30 years           98,069
 Stockton, California
 (E) . . . . . . . . . . . . . . . . . . . .         2,357,387           1984           10/2/84        5-30 years           84,295
OFFICE BUILDINGS:
 Shreveport, Louisiana
 (D) . . . . . . . . . . . . . . . . . . . .        10,124,104           1983          11/14/84        5-30 years          272,613
 Los Angeles,
  California (D) . . . . . . . . . . . . . .        16,845,782           1984           11/7/85        5-30 years          693,477
SHOPPING MALL:
 Joliet, Illinois. . . . . . . . . . . . . .        10,781,909           1978           7/31/85        5-30 years          545,553
                                                   -----------                                                           ---------
     Total . . . . . . . . . . . . . . . . .       $44,635,592                                                           1,793,698
                                                   ===========                                                           =========

Notes:
     (A)  The initial cost represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was
$108,991,021.
     (C)  Amounts disclosed exclude current accrued and deferred interest.
     (D)  Property operated under ground lease; see Note 8.
     (E)  Property owned and operated by joint venture; see Note 3.
     (F)  Includes provision for value impairment at Wilshire Bundy of $9,495,459 recorded June 30, 1992.  See Note 1 for further discussion.

                                                                                        SCHEDULE XI - CONT'D
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993



(G)  Reconciliation of real estate owned:

                                                          1993               1992                1991
                                                      ------------       ------------       ------------
      Balance at beginning of period . . . . . . .    $194,946,080        203,967,740        203,627,310
      Additions during period. . . . . . . . . . .         525,771            473,799          1,021,848
      Disposals during period. . . . . . . . . . .     (37,126,455)             --                 --
      Provision for value impairment . . . . . . .           --            (9,495,459)             --
      Revaluation of land leasehold. . . . . . . .           --                 --              (681,418)
                                                      ------------       ------------       ------------
      Balance at end of period . . . . . . . . . .    $158,345,396        194,946,080        203,967,740
                                                      ============       ============       ============

(H)   Reconciliation of accumulated depreciation:
      Balance at beginning of period . . . . . . .    $ 49,123,417         42,995,860         36,724,552
      Depreciation expense . . . . . . . . . . . .       5,701,647          6,127,557          6,271,308
      Disposals. . . . . . . . . . . . . . . . . .     (10,189,472)             --                 --
                                                      ------------       ------------       ------------
      Balance at end of period . . . . . . . . . .    $ 44,635,592         49,123,417         42,995,860
                                                      ============       ============       ============



                     INDEPENDENT AUDITORS' REPORT
The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV:

     We have audited the combined financial statements of Certain Unconsolidated Ventures of
Carlyle Real Estate Limited Partnership-XIV (the Partnership) (note 1) as listed in the accompanying index.  In connection with our audits of the combined financial statements, we also have audited the financial statement schedules as listed in the accompanying index.  These combined financial statements and financial statement schedules are the responsibility of the
General Partners of the Partnership.  Our responsibility is to report on these combined financial statements and financial statement schedules based on the results of our audits.

     We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our report.

     In our opinion, the 1992 and 1991 combined financial statements referred to above present fairly, in all material respects, the financial position of Certain Unconsolidated Ventures of the
Partnership at December 31, 1992, and the results of their operations and their cash flows for the years ended December 31, 1992 and 1991, in conformity with generally accepted accounting principles.  Also in our opinion, the related 1992 and 1991 financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 3(c) of the Partnership's notes to the consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, JMB/NYC Office
Building Associates, L.P. (JMB/NYC) is in dispute with the unaffiliated partners in the real estate ventures over the calculation of the effective interest rate payable with reference to the first mortgage loan, which covers all the real estate owned through JMB/NYC's joint ventures.
JMB/NYC believes that, for purposes of calculating cash flow deficits and for financial reporting purposes, the joint venture agreements for JMB/NYC's real estate joint ventures require interest to be computed at an effective rate of 1-3/4% over the short-term U.S. Treasury obligation rate
(subject to a minimum rate of 7% per annum) plus any excess monthly Net Cash Flow of the real estate owned through JMB/NYC's joint ventures, such sum not to exceed 12-3/4% per annum.
The unaffiliated partners in the real estate joint ventures contend that a 12-3/4% per annum interest rate applies.  The disputed interest aggregated $20,521,000 at December 31, 1993.  The ultimate outcome of the dispute cannot presently be determined.  Accordingly, the disputed interest has not been included in mortgage and other interest for 1993 in the accompanying combined financial statements.

     The accompanying combined financial statements and financial statement schedules have been prepared assuming that the ventures comprising Certain Unconsolidated Ventures of the
Partnership will continue as going concerns.  As discussed in Note 3(c) of the Partnership's notes to consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, certain of JMB/NYC's investments in real estate joint ventures



                                                            (Continued)
have suffered recurring losses from operations and expect to incur cash flow deficits in the future.

Such deficits may be impacted by the resolution of the dispute referred to above.  JMB/NYC's interest in each of the real estate joint ventures is pledged to secure its obligations under the joint venture agreements, including its obligations to fund possible cash flow deficits incurred by the real estate ventures commencing July 1, 1993.  There can be no assurance that either the unaffiliated venture partners or JMB/NYC will be able to fund possible cash flow deficits in the future.  Also, as described in Note 3 of the accompanying combined financial statements, during
1992, the holder of the first mortgage loan alleged certain technical defaults under the loan agreements.  Such defaults are currently being disputed by the venture partners.  These circumstances raise substantial doubt about JMB/NYC's and its real estate joint ventures' ability to continue as going concerns.  The General Partners' plans in regard to these matters are also described in Note 3 (c) of the Partnership's notes to consolidated financial statements.  The combined financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

     Additionally, as discussed in notes 2 and 3 of the combined financial statements, during
1993, the South Tower venture recorded a provision for value impairment to reduce the net book value of the property to the outstanding balance of the related non-recourse mortgage loan.
Further, the mortgage loan matures in December 1994.  There can be no assurance that the South
Tower venture will be able to extend or refinance the loan.  In the event the venture is not successful in extending or refinancing the loan, the Partnership and its venture partners may be unable or unwilling to commit additional amounts to the property.  These circumstances could result in the Partnership no longer having an ownership interest in the property.  The ultimate outcome of this uncertainty cannot presently be determined.

     Because of the effects on the combined financial statements and financial statement schedules of such adjustments, if any, as might have been required had the outcome of the uncertainties described in the preceding three paragraphs been known, we are unable to, and do not express, an opinion on the accompanying 1993 combined financial statements and financial statement schedules.






                               KPMG PEAT MARWICK



Chicago, Illinois
March 28, 1994

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                                      COMBINED BALANCE SHEETS
                                                    DECEMBER 31, 1993 AND 1992



                                                              ASSETS
                                                              ------

                                                                                                       1993               1992
                                                                                                 --------------    --------------
Current assets:
  Cash (including amounts held by property manager) (note 1) . . . . . . . . . . . . . . . . .   $    1,287,362         4,868,371
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,638,258             --
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,862,784         2,197,176
  Rents and other receivables (net of allowance for doubtful accounts of $5,777,252 and
    $1,916,264 at December 31, 1993 and 1992, respectively). . . . . . . . . . . . . . . . . .        3,887,742         4,387,086
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,331,457           958,347
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,508,043         1,483,549
  Tenant notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,188,252         1,542,331
  Due from the O&Y affiliates (net of allowance for uncollectibility of $11,946,285 at
    December 31, 1993) (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           10,770,060
                                                                                                 --------------    --------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,703,898        26,206,920
                                                                                                 --------------    --------------

Investment properties (notes 1, 2, 3 and 4) - Schedule XI:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      196,326,359       220,859,834
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,209,233,415     1,442,802,461
                                                                                                 --------------    --------------

                                                                                                  1,405,559,774     1,663,662,295
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (468,502,205)     (422,168,602)
                                                                                                 --------------    --------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . .      937,057,569     1,241,493,693
                                                                                                 --------------    --------------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,901,549        18,899,585
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,220,022        62,979,285
                                                                                                 --------------    --------------

                                                                                                 $1,032,883,038     1,349,579,483
                                                                                                 ==============    ==============

                                                  CERTAIN UNCONSOLIDATED VENTURES

                                                COMBINED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------


                                                                                                       1993               1992
                                                                                                 --------------    --------------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . . . . . . . .   $1,121,518,395       932,105,057
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,767,627         8,263,476
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,384,407         5,434,655
  Tenant allowance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,369,373         3,553,916
  Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,415,520         2,515,252
  Interest payable to the O&Y affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,570,237            --
                                                                                                 --------------    --------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,143,025,559       951,872,356
Notes payable (notes 3 and 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,158,225        34,158,225
Deferred interest payable (notes 3 and 5). . . . . . . . . . . . . . . . . . . . . . . . . . .       78,605,523        65,173,746
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,660,303         1,517,030
Lease take-back obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,440,327             --
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . . . . . . . . . .            --          198,477,197
                                                                                                 --------------    --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,258,889,937     1,251,198,554
Partners' capital accounts (deficits) (note 2):
  Carlyle-XIV:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      134,594,010       134,584,010
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (249,414,648)     (192,460,207)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (31,800,823)      (31,100,823)
                                                                                                 --------------    --------------
                                                                                                   (146,621,461)      (88,977,020)
                                                                                                 --------------    --------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      719,615,922       718,504,912
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (682,670,430)     (422,873,270)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (116,330,930)     (108,273,693)
                                                                                                 --------------    --------------
                                                                                                    (79,385,438)      187,357,949
                                                                                                 --------------    --------------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . .     (226,006,899)       98,380,929
                                                                                                 --------------    --------------
Commitments and contingencies (notes 1 and 2)
                                                                                                 $1,032,883,038     1,349,579,483
                                                                                                 ==============    ==============

                                     See accompanying notes to combined financial statements.

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                                 COMBINED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 212,541,476     221,692,502      220,985,692
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         535,618         538,202          765,625
                                                                                   -------------    ------------     ------------

                                                                                     213,077,094     222,230,704      221,751,317
                                                                                   -------------    ------------     ------------

Expenses - Schedule X:
  Mortgage and other interest (notes 3 and 5). . . . . . . . . . . . . . . . . .     111,864,613     104,279,237      156,592,762
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      79,342,161      80,843,762       80,898,923
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48,668,505      52,579,883       51,975,147
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       3,129,098       3,462,448        3,838,715
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,314,088       1,286,443          827,290
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . .     260,107,431      51,423,084           --
  Provision for doubtful accounts (note 1) . . . . . . . . . . . . . . . . . . .      23,497,333         803,717        2,088,687
  Loss on disposal of fixed assets (note 2). . . . . . . . . . . . . . . . . . .         905,466           --              --
                                                                                   -------------    ------------     ------------

                                                                                     529,828,695     294,678,574      296,221,524
                                                                                   -------------    ------------     ------------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 316,751,601      72,447,870       74,470,207
                                                                                   =============    ============     ============











                                     See accompanying notes to combined financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    CERTAIN UNCONSOLIDATED VENTURES

           COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                                          VENTURE
                                        CARLYLE-XIV       PARTNERS
                                        ------------     -----------

Balance at December 31, 1990 . . . .   $ (39,367,929)    272,956,141

Cash contributions . . . . . . . . .          21,150      45,638,211
Net loss . . . . . . . . . . . . . .     (26,245,101)    (48,225,106)
Cash distributions . . . . . . . . .      (6,917,723)    (16,005,051)
                                       -------------    ------------

Balance at December 31, 1991 . . . .     (72,509,603)    254,364,195

Cash contributions . . . . . . . . .          71,000      15,107,109
Net loss . . . . . . . . . . . . . .     (15,919,267)    (56,528,603)
Cash distributions . . . . . . . . .        (619,150)    (25,584,752)
                                       -------------    ------------

Balance at December 31, 1992 . . . .     (88,977,020)    187,357,949

Cash contributions . . . . . . . . .          10,000       1,111,010
Net Loss . . . . . . . . . . . . . .     (56,954,441)   (259,797,160)
Cash distributions . . . . . . . . .        (700,000)     (8,057,237)
                                       -------------    ------------

Balance at December 31, 1993 . . . .   $(146,621,461)    (79,385,438)
                                       =============    ============










       See accompanying notes to combined financial statements.

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                                 COMBINED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                         1993           1992             1991
                                                                                   -------------    ------------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(316,751,601)    (72,447,870)     (74,470,207)
  Items not requiring (providing) cash:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48,668,505      52,579,883       51,975,147
      Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . .       3,129,098       3,462,448        3,838,715
      Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .          84,844       2,441,156       (3,329,980)
      Loss on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . .         905,466           --               --
      Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . .      23,497,333         803,717        2,088,687
      Provision for value impairment . . . . . . . . . . . . . . . . . . . . . .     260,107,431      51,423,084            --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .      (3,377,286)     (1,964,903)       1,727,014
    Due from the O&Y affiliates. . . . . . . . . . . . . . . . . . . . . . . . .           --               --            584,609
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (373,110)       (137,626)         214,780
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24,494)        (11,376)          23,287
    Tenant notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .         354,079         (64,177)         217,099
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . .      (1,495,849)      1,628,002       (1,954,336)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (50,248)     (4,545,929)         (73,026)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         143,273          11,376          (23,287)
    Interest payable to the O&Y affiliates . . . . . . . . . . . . . . . . . . .       4,570,237      (1,171,214)         307,929
    Deferred interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .      13,431,777      11,831,859       10,422,516
    Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (99,732)     (1,236,104)         197,097
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,440,327           --               --
                                                                                     -----------    ------------      -----------

              Net cash provided by (used in) operating activities. . . . . . . .      34,160,050      42,602,326       (8,253,956)
                                                                                     -----------    ------------      -----------

Cash flows from investing activities:
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,638,258)          --               --
  Net (purchases) sales of short-term investments. . . . . . . . . . . . . . . .        (665,608)      1,327,824       (3,525,000)
  Additions to investment properties, net of tenant allowance payable. . . . . .      (4,304,526)     (5,826,028)      (6,569,434)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (3,256,357)     (3,525,189)        (963,489)
                                                                                     -----------    ------------      -----------

              Net cash used in investing activities. . . . . . . . . . . . . . .     (19,864,749)     (8,023,393)     (11,057,923)
                                                                                     -----------    ------------      -----------
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                           COMBINED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                         1993           1992             1991
                                                                                    ------------    ------------      -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .      (9,063,859)     (8,089,917)      (7,220,705)
  Capital contributed to ventures. . . . . . . . . . . . . . . . . . . . . . . .       1,121,010      15,178,109       45,659,361
  Advances to the O&Y affiliates . . . . . . . . . . . . . . . . . . . . . . . .      (1,176,224)    (10,770,060)            --
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,757,237)    (26,203,902)     (22,922,774)
                                                                                    ------------    ------------      -----------

              Net cash provided by (used in) financing activities. . . . . . . .     (17,876,310)    (29,885,770)      15,515,882
                                                                                    ------------    ------------      -----------

              Net increase (decrease) in cash. . . . . . . . . . . . . . . . . .    $ (3,581,009)      4,693,163       (3,795,997)
                                                                                    ============    ============      ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . .    $ 93,912,847      96,993,307      146,243,272
                                                                                    ============    ============      ===========
    Non-cash investing and financing activities:
      Retirement of investment property. . . . . . . . . . . . . . . . . . . . .    $  3,240,368       1,469,160        1,494,965
      Write-off of related accumulated depreciation. . . . . . . . . . . . . . .      (2,334,902)          --               --
                                                                                    ------------    ------------      -----------

      Loss on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . .    $    905,466       1,469,160        1,494,965
                                                                                    ============    ============      ===========














                                     See accompanying notes to combined financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    CERTAIN UNCONSOLIDATED VENTURES

                NOTES TO COMBINED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991

(1)  ORGANIZATION AND BASIS OF ACCOUNTING
     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission.  They
include the accounts of certain unconsolidated joint ventures in which Carlyle Real Estate
Limited Partnership-XIV ("Carlyle-XIV") or Carlyle-XIV Associates, L.P. owns a direct interest.
Also included are the accounts of those joint venture partnerships (underlying ventures) in which
Carlyle-XIV owns an indirect interest through one of these unconsolidated joint ventures.  The entities (the "Combined Ventures") included in the combined financial statements are as follows:


    1.  JMB/NYC Office Building Associates, L.P. ("JMB/NYC") (a)

         -237 Park Avenue Associates (b)           } - (together
         -1290 Associates (b)                      }  "Three Joint
         -2 Broadway Associates                    }   Ventures")
         -2 Broadway Land Company (b)              }

    2.  Maguire/Thomas Partners - Crocker Properties South Tower
          ("South Tower") (c)

     (a)   Carlyle-XIV owns an indirect interest in this unconsolidated joint venture through
Carlyle-XIV Associates, L.P.

     (b)   Represents a joint venture in which Carlyle-XIV owns an indirect ownership interest through JMB/NYC.

     (c)   Represents the unconsolidated venture in which Carlyle-XIV owns a direct ownership interest.

     For purposes of preparing the combined financial statements, the effect of all significant transactions between an unconsolidated joint venture and an underlying joint venture has been eliminated.

     The ventures' records are maintained on the accrual basis of accounting as adjusted for
Federal income tax reporting purposes.  The accompanying combined financial statements have been prepared from such records after making appropriate adjustments to reflect the ventures'
accounts in accordance with generally accepted accounting principles.  Such adjustments are not recorded on the records of the ventures.

     Statement of Financial Accounting Standards No. 95 requires the Combined Ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities.  The required information has been segregated and accumulated according to the classification specified in the pronouncement.  In addition, the
Combined Ventures record amounts held in U.S. Government obligations at cost which approximates market.  For the purposes of these statements, the Combined Ventures' policy is to consider all such amounts held with original maturities of three months or less ($447,810 and
$0 at December 31, 1993 and 1992) as cash equivalents with any remaining amounts reflected as short-term investments.

     Deferred expenses are comprised of leasing and renting costs which are amortized using the straight-line method over the terms of the related leases, property management and operating deficit funding fees which are amortized using the straight-line method over the terms stipulated in the related agreements, financing costs which are amortized over the term of the related debt.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt, for which there is generally no recourse to the ventures.  The long-term debt represents senior mortgage loans.

     Although certain leases of the Combined Ventures provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease the Combined Ventures accrue rental income for the full period of occupancy on a straight-line basis.  Such amounts are primarily reflected in accrued rents receivable in the accompanying balance sheets.  Straight-line rental income (reduction) was ($7,759,263),
($2,441,156) and $2,242,258 for the years ended December 31, 1993, 1992 and 1991, respectively.

     Maintenance and repair expenses are charged to operations as incurred.  Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The mortgage note secured by Wells Fargo Center is scheduled to mature in December 1994.

In view of, among other things, current and anticipated market and leasing conditions affecting the property, there is no assurance that the venture will be able to refinance the note when it matures.  The venture may then decide not to commit any significant additional amounts to the property.  This may result in the venture no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.  As a result, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871.  Such provision made as of August 31, 1993, is recorded to reduce the net carrying value of the Wells
Fargo Center to the then outstanding balance of the related non-recourse debt.

     In conjunction with the negotiations with representatives of the first mortgage lender regarding a loan restructure, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender.  Such reserved amounts, aggregating approximately $11,638,000, are classified as restricted funds in the accompanying combined balance sheet.

     As more fully discussed in Note 3(c) of Carlyle-XIV financial statements filed with this annual report, due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and due to discussions with the O&Y affiliates regarding the reallocation of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2
Broadway venture has made a provision for value impairment on such investment property of
$192,627,560.  The provision for value impairment has been allocated $136,534,366 and
$56,093,194 to the O&Y affiliates and to JMB/NYC, respectively.  Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest.

     Due to the uncertainty of the 1290 Associates venture's ability to recover the net carrying value of the 1290 Avenue of the Americas Building through future operations and sale, the 1290
Associates venture has made a provision for value impairment on such investment property of
$51,423,084.  Such provision at September 30, 1992 was recorded to effectively reduce the

                 CARLYLE REAL ESTATE LIMIT
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


net carrying value of the investment property and the related deferred expenses to the then outstanding balance of the related non-recourse financing allocated to the joint venture and its property.  This provision has been allocated to the unaffiliated venture partners in accordance with the terms of the venture agreement (see notes 3 and 5).

     In response to persistent operating deficits and vacancy levels at the 2 Broadway Building and due to the uncertainty of the 2 Broadway joint ventures' ability to recover the net carrying value of the investment property through future operations and sale, the 2 Broadway joint ventures made a provision for value impairment on such investment property of $38,689,928.
Such provision at December 31, 1990 was recorded to effectively reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing allocated to the joint ventures and their property and was allocated to the unaffiliated venture partners in accordance with the terms of the venture agreement (see notes 3 and 5).

     Prior to their agreement with the underlying first mortgage lender, which became effective
January 1, 1993, the Olympia & York affiliates borrowed cash generated from the Three Joint
Ventures aggregating $11,946,284 and $10,770,060, respectively, at December 31, 1993 and
1992.  Due to the financial difficulties of O&Y and its affiliates, as more fully discussed in Note
3(c) of Carlyle-XIV filed with this annual report, and the resulting uncertainty of collectibility of these amounts from the Olympia & York affiliates, JMB/NYC has recorded a provision for doubtful accounts at December 31, 1993 for the full receivable amount ($11,946,285) at
December 31, 1993, which is reflected in the accompanying combined financial statements.

     Due to the uncertainty of collectibility of amounts due from certain tenants at the Three Joint
Venture investment properties, a provision for doubtful accounts of $11,551,048, $803,717 and
$2,088,687 at December 31, 1993, 1992 and 1991, respectively, is reflected in the accompanying combined financial statements.  The provision recorded at December 31, 1993 includes approximately $7,659,000 of past due and future rents (included in accrued rents receivable in the accompanying combined financial statements) from John Blair & Co., a major lessee at the
1290 Avenue of the Americas building, due to a filing of Chapter XI bankruptcy by the tenant.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair
Value of Financial Instruments", requires entities with total assets exceeding $150 million at
December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate.  Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Combined Ventures believe the carrying amount of their financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments.
SFAS 107 states that quoted market prices are the best evidence of the SFAS 107 value of financial instruments, even for instruments traded only in thin markets.  The Three Joint
Ventures' first mortgage loan is evidenced by certain bonds which are traded in extremely thin markets.  As of December 31, 1993 and through the date of this report, a limited number of bonds have been sold and purchased in transactions arranged by brokers for amounts ranging from approximately $.60 to $.70 on the dollar.  Assuming a rate of $.60 on the dollar, the implied SFAS 107 value of the bonds (with an aggregate carrying balance of $923,041,198 in the accompanying Combined Financial Statements) would be approximately $554,000,000.  Due to the significant discount at which the bonds are currently trading, the SFAS 107 value of the
JMB/NYC promissory notes payable and related deferred interest (aggregating $112,763,748)
would be at a discount significantly greater than

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


that at which the bonds are currently traded.  The South Tower debt, with a carrying balance of
$198,477,197, has been calculated to have an SFAS 107 value of $201,181,435 by discounting the scheduled loan payments to maturity.  Due to, among other things, the likely inability to obtain comparable financing under current market conditions and property specific competitive conditions, and due to the disputes with the JMB/NYC unaffiliated venture partners as well as the alleged default on the Three Joint Venturers' first mortgage loan, the Combined Ventures would likely be unable to refinance these properties to obtain such calculated debt amounts reported (see notes 3 and 5.)  The Combined Ventures have no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.

     Certain amounts in the 1992 and 1991 combined financial statements have been restated to conform with the 1993 presentation.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements and certain other information relating to the ventures is contained in Note 3 to the consolidated financial statements.  Such note, as it relates to the
JMB/NYC and South Tower ventures, is incorporated herein by reference.


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1993 and 1992:

                                              1993          1992
                                          ------------ ------------
First mortgage loan bearing interest
 at the short-term U.S. Treasury obligation
 note rate plus 1-3/4% with a minimum rate
 on the loan of 7% per annum; allocated among
 and cross-collaterally secured by the
 237 Park Avenue Building, 1290 Avenue of
 the Americas Building 2 Broadway Land and
 2 Broadway Building; payments of principal
 and interest based upon a 30-year amortization
 schedule are due monthly, however, commencing
 on a date six months following the attainment
 of a certain level of annualized cash flow,
 any interest in excess of 12% per annum
 may be accrued, to the extent that monthly
 cash flow is insufficient to pay the full
 monthly debt service, by adding such
 deferred amount to the outstanding balance
 of the loan; the loan is in non-monetary
 default at December 31, 1992 and 1993
 (Reference is made to Note 3(c) of
 Carlyle-XIV filed with this annual report
 as to the calculation of interest rate
 with reference to this first mortgage
 loan); the stated maturity of principal
 of $857,784,000 and accrued interest
 is March 1999 . . . . . . . . . . . . .$  923,041,198  931,654,790

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


                                              1993          1992
                                          ------------ ------------
13% mortgage note; secured by the Wells
 Fargo Center South Tower; payable in monthly
 installments (including interest) of
 $2,190,000 until December 1994 when the
 remaining principal balance of $198,055,000
 is due. . . . . . . . . . . . . . . . .   198,477,197  198,927,464
                                        ---------------------------

          Total debt . . . . . . . . . . 1,121,518,3951,130,582,254
          Less current portion of
            long-term debt . . . . . . . 1,121,518,395  932,105,057
                                        ---------------------------

          Total long-term debt . . . . .$        --     198,477,197
                                        ==============  ===========


     The allocation of the first mortgage loan among the JMB/NYC joint ventures (which is non-
recourse to the joint ventures) is as follows:

                                               1993         1992
                                           ------------  -----------

     237 Park Avenue Associates. . . . .   $214,107,494  216,105,492
     1290 Associates . . . . . . . . . .    453,194,197  457,423,293
     2 Broadway Land Company . . . . . .     17,842,291   18,008,791
     2 Broadway Associates . . . . . . .    237,897,216  240,117,214
                                           ------------  -----------

                                           $923,041,198  931,654,790
                                           ============  ===========


(4)  LEASES

     As Property Lessor

     At December 31, 1993, the properties in the combined group consisted of four office buildings.  All leases relating to the properties are properly classified as operating leases;
therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives.  Leases with commercial tenants range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.  Affiliates of the joint venture partners have lease agreements and occupy approximately 95,000 square  feet of space at 237 Park Avenue at rental rates which approximate market.  During 1993 and 1992, 2 Broadway Associates collected $4,781,158 and
$6,069,444, respectively, of a total $13,340,601 bankruptcy claim against Drexel Burnham
Lambert, a former tenant of the 2 Broadway Building and is included in rental income in the
1993 and 1992 accompanying combined income statements.  All remaining claims against Drexel
Burnham Lambert were sold during 1993.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                           JMB/NYC        South Tower       Total
                         ------------     -----------   -------------

1994 . . . . . . . . .   $ 92,366,352      32,688,804     125,055,156
1995 . . . . . . . . .     83,462,935      33,426,789     116,889,724
1996 . . . . . . . . .     74,169,081      33,666,712     107,835,793
1997 . . . . . . . . .     69,897,639      31,673,060     101,570,699
1998 . . . . . . . . .     66,432,323      31,660,496      98,092,819
Thereafter . . . . . .    324,714,863      71,733,929     396,448,792
                         ------------     -----------   -------------

                         $711,043,193     234,849,790     945,892,983
                         ============     ===========   =============


(5)  NOTES PAYABLE

     Notes payable consist of the following at December 31, 1993 and 1992:

                                             1993             1992
                                          -----------      ----------
Promissory notes payable to an affiliate
 of the unaffiliated venture partners in
 the Three Joint Ventures, bearing interest
 at 12.75% per annum; cross-collaterally
 secured by JMB/NYC's interests in the
 Three Joint Ventures one of which is
 additionally secured by $19,000,000 of
 distributable proceeds from two of the
 Three Joint Ventures; interest accrues
 and is deferred, compounded monthly,
 until December 31, 1991; monthly payments
 of accrued interest, based upon the
 level of distributions to JMB/NYC,
 thereafter until maturity; principal
 and accrued interest due March 20, 1999.
 Accrued deferred interest of $78,605,523
 and $65,173,746 is outstanding at
 December 31, 1993 and 1992,
 respectively. . . . . . . . . . . .      $34,158,225      34,158,225
                                          -----------      ----------
    Less current portion of
      notes payable. . . . . . . . .           --               --
                                          -----------      ----------
    Long-term notes payable. . . . .      $34,158,225      34,158,225
                                          ===========      ==========

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED



     The allocation of the promissory notes and related deferred interest among the JMB/NYC joint ventures is as follows:

                                             1993             1992
                                          -----------      ----------

     237 Park Avenue Associates. . .     $ 14,902,454      13,127,359
     1290 Associates . . . . . . . .       32,214,484      28,377,278
     2 Broadway Land Company . . . .        2,877,196       2,534,480
     2 Broadway Associates . . . . .       62,769,614      55,292,854
                                         ------------      ----------

                                         $112,763,748      99,331,971
                                         ============      ==========

                                                             SCHEDULE X


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    CERTAIN UNCONSOLIDATED VENTURES

          COMBINED SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991






                                    1993         1992        1991
                                -----------  ----------- -----------

Depreciation . . . . . . . . .  $48,668,505   52,579,883  51,975,147

Amortization . . . . . . . . .    3,129,098    3,462,448   3,838,715

Repairs and maintenance. . . .   13,008,205   13,513,294  15,098,267

Real estate taxes. . . . . . .   42,303,326   43,186,847  40,866,505

Advertising. . . . . . . . . .       92,009       93,039     118,348
                                ===========   ==========  ==========

                                                                                                                       SCHEDULE XI
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  CERTAIN UNCONSOLIDATED VENTURES
                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993

                                                                           COST
                                                                       CAPITALIZED
                                             INITIAL COST TO           SUBSEQUENT TO          GROSS AMOUNT AT WHICH CARRIED
                                       UNCONSOLIDATED VENTURES (A)      ACQUISITION               AT CLOSE OF PERIOD (B)
                                      -----------------------------    -------------  --------------------------------------------
                                         LAND AND       BUILDINGS        BUILDINGS        LAND AND      BUILDINGS
                                         LEASEHOLD        AND              AND           LEASEHOLD         AND
                     ENCUMBRANCE(C)      INTEREST      IMPROVEMENTS    IMPROVEMENTS       INTEREST     IMPROVEMENTS      TOTAL (E)
                     --------------     -----------    ------------   --------------     ----------    ------------    -----------
OFFICE BUILDING:
 New York, New York
  (237 Park Avenue). $  214,107,494      79,653,996     226,634,894       1,208,552      79,653,996     227,843,446    307,497,442
 New York, New York
  (1290 Avenue of
  the Americas). . .    453,194,197      90,952,993     556,434,718      (9,814,514)     84,285,719     553,287,478    637,573,197
 New York, New York
  (2 Broadway) . . .    255,739,507      26,421,677     378,445,199    (226,988,480)      4,858,599     173,019,797    177,878,396
 Los Angeles,
  California . . . .    198,477,197      36,009,872     291,684,146     (45,083,279)     27,528,045     255,082,694    282,610,739
                     --------------     -----------   -------------    ------------     -----------   -------------  -------------

     Total . . . . . $1,121,518,395     233,038,538   1,453,198,957    (280,677,721)    196,326,359   1,209,233,415  1,405,559,774
                     ==============     ===========   =============    ============     ===========   =============  =============

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  CERTAIN UNCONSOLIDATED VENTURES
                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993

                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                 ACCUMULATED            DATE OF         DATE         OPERATION         REAL ESTATE
                                               DEPRECIATION(F)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                               ---------------       ------------    ----------   ---------------      -----------
OFFICE BUILDING:
 New York, New York
  (237 Park Avenue). . . . . . . . . . . . .      $ 70,997,283           1981           8/14/84        5-30 years       10,356,858
 New York, New York
  (1290 Avenue of
  the Americas). . . . . . . . . . . . . . .       188,932,678           1963           7/27/84        5-30 years       19,040,331
 New York, New York
  (2 Broadway) . . . . . . . . . . . . . . .       116,386,179           1959           8/14/84        5-30 years       10,192,178
 Los Angeles,
  California . . . . . . . . . . . . . . . .        92,186,065           1983           6/28/85        5-30 years        2,713,959
                                                  ------------                                                          ----------

     Total . . . . . . . . . . . . . . . . .      $468,502,205                                                          42,303,326
                                                  ============                                                          ==========

- ------------------

Notes:
     (A)  The initial cost to the Unconsolidated Joint Ventures or Underlying Joint Ventures represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately $1,612,351,611.
     (C)  Reference is made to Note 5 of Combined Financial Statements for the current outstanding principal balances and a description of the notes payable (which are not included in the amounts stated above) secured by JMB/NYC's interests in the Three Joint Ventures.
     (D)  Includes provision for value impairment at South Tower of $65,837,633 recorded December 31, 1993, 2 Broadway of
$192,144,503 recorded December 31, 1993, 1290 Avenue of the Americas of $50,446,010 recorded September 30, 1992 and 2 Broadway of $38,689,928 recorded December 31, 1990.  See Note 1 of Notes to Combined Financial Statements for further discussion.

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  CERTAIN UNCONSOLIDATED VENTURES
                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993


(E)   Reconciliation of real estate owned:

                                                          1993               1992                1991
                                                    --------------      -------------      -------------

      Balance at beginning of period . . . . . . .  $1,663,662,295      1,710,905,674      1,710,036,708
      Additions during period. . . . . . . . . . .       3,119,983          4,671,791          2,363,931
      Provision for value impairment . . . . . . .    (257,992,136)       (50,446,010)             --
      Retirement during period . . . . . . . . . .      (3,240,368)        (1,469,160)        (1,494,965)
                                                    --------------      -------------      -------------

      Balance at end of period . . . . . . . . . .  $1,405,559,774      1,663,662,295      1,710,905,674
                                                    ==============      =============      =============

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .  $  422,168,602        371,057,879        320,577,697
      Depreciation expense . . . . . . . . . . . .      48,668,505         52,579,883         51,975,147
      Retirement during period . . . . . . . . . .      (2,334,902)        (1,469,160)        (1,494,965)
                                                    --------------      -------------      -------------

      Balance at end of period . . . . . . . . . .  $  468,502,205        422,168,602        371,057,879
                                                    ==============      =============      =============



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
         AND FINANCIAL DISCLOSURE

     There were no changes of auditors during 1992 or 1993.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a
Delaware corporation.  JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General
Partner of the Partnership, Realty Associates-XIV, L.P., an Illinois limited partnership with JMB as the sole general partner.  The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.  Various relationships of the Partnership to the Corporate General
Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 12-18 of the Prospectus, which description is filed herewith and is hereby incorporated herein by reference to Exhibit 28-A to the Partnership's Report for December 31, 1990 on Form 10-K (File
No. 2-88687) dated March 27, 1991.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                          SERVED IN
NAME                         OFFICE                       OFFICE SINCE
- ----                         ------                       ------------

Judd D. Malkin               Chairman                       5/03/71
                             Director                       5/03/71
Neil G. Bluhm                President                      5/03/71
                             Director                       5/03/71
Jerome J. Claeys III         Director                       5/09/88
Burton E. Glazov             Director                       7/01/71
Stuart C. Nathan             Executive Vice President       5/08/79
                             Director                       3/14/73
A. Lee Sacks                 Director                       5/09/88
John G. Schreiber            Director                       3/14/73
H. Rigel Barber              Chief Executive Officer        8/01/93
                              and Executive Vice President  1/02/87
Jeffrey R. Rosenthal         Chief Financial Officer        8/01/93
Gary Nickele                 Executive Vice President       1/01/92
                             General Counsel                2/27/84
Ira J. Schulman              Executive Vice President       6/01/88
Gailen J. Hull               Senior Vice President          6/01/88
Howard Kogen                 Senior Vice President          1/02/86
                             Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers.  The foregoing directors have been elected to serve one-year terms until the annual meeting of the
Corporate General Partner to be held on June 7, 1994.  All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1994.  There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.
     JMB is the corporate general partner of Carlyle Real Esta
("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate
Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"),
Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited
Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"),
Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited
Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB
Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage
Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus,
Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the
managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income
Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB
Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB
Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties,
Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"),JMB Income
Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-
XIII").  Most of the foregoing directors and officers are partners in the Associate General Partner and also officers and/or directors of various affiliated companies of JMB including Income
Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd.
("IDS/BIG"), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.) and
Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")).

Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships:  the
Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII,
Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII,
JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII,
Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle
Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the
Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB
Income-V.  Mr. Malkin has been associated with JMB since October, 1969.  He is a Certified
Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB
Income-V.  Mr. Bluhm has been associated with JMB since August, 1970.  He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty
Corporation) has been associated with JMB since September, 1977.  He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an
Executive Vice President of JMB until December 1990.  He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972.  He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990.  He holds a Masters degree in
Business Administration from Harvard University Graduate School of Business.
     H. Rigel Barber (age 45) has been associated with
degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987.  He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984.  He holds a J.D.
degree from the University of Michigan Law School and is a member of the Bar of the State of
Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983.  He holds a
Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982.  He holds a
Masters degree in Business Administration from Northern Illinois University and is a Certified
Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973.  He is a Certified
Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors.  The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the captions "Compensation and Fees" at pages
8-11, "Cash Distributions" at pages 69-71, "Allocation of Profits or Losses for Tax Purposes" at
pages 68-69 of the Prospectus and at pages A-7 to A-12 of the Partnership Agreement, included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 28-A to the Partnership's Report for December 31, 1990 on Form 10-K (File No. 2-
88687) dated March 27, 1991.  Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations.  In 1993, 1992 and 1991, the General Partners received distributions of $0, $0 and $108,619, respectively, and the Corporate General Partner received management fees of $0, $0 and $181,031, respectively.

     Affiliates of the Corporate General Partner provided property management services during
1992 for eleven investment properties.  In 1993 such affiliates earned property management and leasing fees amounting to $2,162,440 for such services, of which $1,323,615 was unpaid as of
December 31, 1993.  As set forth in the Prospectus of the Partnership, the Corporate General
Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1993 aggregating $79,545 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership.
Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments.
In 1993, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $312,703, all of which was paid at December 31, 1993.  Additionally, the General Partners are also entitled to reimbursements for legal and accounting services.  Such costs for 1993 were $167,275, all of which were unpaid as of December 31, 1993.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, as described under the captions "Compensation and Fees" at pages 8-11,
"Conflicts of Interest" at pages 12-18 of the Prospectus and at pages A-14 to A-20 of the
Partnership Agreement, included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 28-A to the Partnership's Report for December 31,
1990 on Form 10-K (File No. 2-88687) dated March 27, 1991.  The relationship of the Corporate
General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partner.

     (b)  The Corporate General Partner and its officers and directors own the following Interests of the Partnership:

                                 NAME OF                            AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL                            PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP                                OF CLASS
- --------------                   ----------                         -----------------                        --------
Limited Partnership Interests    JMB Realty Corporation             5 Interests (1)                          Less than 1%
                                                                    indirectly

Limited Partnership Interests    Corporate General Partner          16.19 Interests (1) (2)Less than 1%
                                 and its officers and
                                 directors as a group


     (1) Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority share is deemed to have sole voting and investment power.

     (2) Includes 11.19 Interests owned by officers or their relatives for which each officer has investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent data result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There were no significant transactions or business relationships with the Corporate General
Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

        (a)  The following documents are filed as part of this report:

             (1)  Financial Statements (See Index to Financial Statements filed with this annual report).

             (2)  Exhibits.

                  3-A.    Copies of pages 8-18, 68-71, A-7 to A-12 and A-14 to A-20
of the Prospectus of the Partnership dated June 4, 1984 as filed with the Commission pursuant to Rules 424(b) and 424(c) are hereby incorporated by reference to Exhibit 28-A to the
Partnership's Report for December 31, 1990 on Form 10-K (File No. 2-88687) dated March 27,
1991.

                  3-B.*   Amended and Restated Agreement of Limited Partnership.

                  3-C.*   Assignment Agreement by and among the Partnership, the
General Partners and the Initial Limited Partner.


                  4-A.    Long-term debt documents relating to the first mortgage loan secured by the Wilshire Bundy Plaza in Los Angeles, California are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 2-88687) dated February 19, 1986.

                  4-B.    Long-term debt documents relating to the first mortgage loan secured by the 2 Broadway, 1290 Avenue of the Americas and 237 Park Avenue Buildings are
hereby incorporated by reference to the Partnership's Post-Effective Amendment #1 to the
Partnership's Registration Statement on Form S-11 (File No. 2-88687) dated June 4, 1984.

                  4-C.    Long-term debt documents relating to the first mortgage loan secured by the Louisiana Tower in Shreveport, Louisiana are hereby incorporated by reference to the Partnership's Post-Effective Amendment #4 to the Partnership's Registration Statement on
Form S-11 (No. 2-88687) dated June 4, 1984.

                  4-D.    Long-term debt documents relating to the first and second
                          mortgage loans secured by the Louis Joliet Mall in Joliet,
Illinois are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No.
2-88687) dated
August 1, 1985.

                  4-E.    Long-term debt documents relating to the refinancing of the first mortgage loan secured by the 1090 Vermont office building in Washington, D.C., copies of which are filed herewith.

                  10-A.   Acquisition documents relating to the purchase by the
Partnership of the Wilshire Bundy Plaza in Los Angeles, California are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 2-88687) dated
February 19, 1986.

                  10-B.   Acquisition documents relating to the purchase by the
Partnership of an interest in the 1290 Avenue of the Americas Building in New York, New York
are hereby incorporated by reference to the Partnership's Post-Effective
Amendment #1 to the Partnership's Registration Statement on Form S-11 (No. 2-88687) dated
June 4, 1984.

                  10-C.   Acquisition documents relating to the purchase by the
Partnership of an interest in the 237 Park Avenue Building
in New York, New York are hereby incorporated by reference to the Partnership's Post-Effective
Amendment #1 to the Partnership's Registration Statement on Form S-11 (No. 2-88687) dated
June 4, 1984.

                  10-D.   Acquisition documents relating to the purchase by the
Partnership of an interest in the 2 Broadway Building in New
York, New York are hereby incorporated by reference to the Partnership's Post-Effective
Amendment #1 to the Partnership's Registration Statement on Form S-11 (No. 2-88687) dated
June 4, 1984.

                  10-E.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Wells Fargo Center - IBM Tower in Los Angeles, California are
hereby incorporated by
reference to the Partnership's Post-Effective Amendment #5 to the Partnership's Registration
Statement on Form S-11 (No. 2-88687) dated June 4, 1984.

                  10-F.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Louisiana Tower in Shreveport, Louisiana are hereby incorporated by reference
to the Partnership's Post-Effective Amendment #2 to the Partnership's Registration Statement on
Form S-11 (No. 2-88687) dated June 4, 1984.

                  10-G.   Acquisition documents relating to the purchase by the
Partnership of the Louis Joliet Mall in Joliet, Illinois are hereby incorporated by reference to the
Partnership's Report
on Form 8-K (File No. 2-88687) dated August 1, 1985.

                  10-H.*  Agreement dated March 25, 1993 between JMB/NYC and the
Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1,
1992 through June 30, 1993 is hereby incorporated by reference.

                  10-I.   Settlement Agreement dated March 12, 1993 between the
Resolution Trust Corporation and Carlyle-XIV is hereby incorporated by reference to the
Partnership's Report on Form 10-Q dated May 14, 1993.
                  10-J.   Agreement of Limited Partnership of Carlyle-XIV Asso
L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-Q dated May
14, 1993.

                  10-K.   Second Amended and Restated Articles of Partnership of
JMB/NYC Office Building Associates is filed herewith.

                  10-L.   Documents relating to the sale by the Partnership of its
interest in the Old Orchard Urban Venture are hereby incorporated by reference to the
Partnership's Report on Form 8-K (File No. 2-88687) for August 30, 1993, dated November 12,
1993.

                  10-M.   Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) a copy of which is filed herewith.

                  10-N.   Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), a copy of which is filed herewith.

                  10-O.   $1,200,000 demand note between Carlyle-XIV Associates,
L.P. and Carlyle Managers, Inc., a copy of which is filed herewith.

                  10-P.   $1,200,000 demand note between Carlyle-XIV Associates,
L.P. and Carlyle Investors, Inc., a copy of which is filed herewith.

                          Although certain long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

                  21.     List of Subsidiaries.

                  24.     Powers of Attorney.

                  99-A.   The Partnership's Report on Form 8-K (File No. 2-88687)
filed on December 3, 1993 describing the October 1, 1993 disposition of the Scottsdale Financial
Center II and the December 17, 1993 disposition of the Scottsdale Financial Center I and exhibits thereto are hereby incorporated herein
by reference.
- --------------

*  Previously filed as Exhibits 3-B, 3-C and 10-H to the Partnership's Report for December 31,
1992 on Form 10-K of the Securities Exchange Act (file no. 2-88687) filed on March 30, 1993 and hereby incorporated herein by reference.

             Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

        (b)  The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                  The Partnership's Report on Form 8-K for October 1, 1993 describing the
October 1, 1993 disposition of the Scottsdale Financial Center II and the December 17, 1993
disposition of the Scottsdale Financial Center I and exhibits thereto are hereby incorporated therein by reference.

        No annual report for the year 1993 or proxy material has been sent to the Partners of the Partnership.  An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the
Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                        By: JMB Realty Corporation
                            Corporate General Partner


                            GAILEN J. HULL
                        By: Gailen J. Hull
                            Senior Vice President
                        Date:March 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By: JMB Realty Corporation
                            Corporate General Partner


                            JUDD D. MALKIN*
                        By: Judd D. Malkin, Chairman and Director
                        Date:March 28, 1994


                            NEIL G. BLUHM*
                        By: Neil G. Bluhm, President and Director
                        Date:March 28, 1994


                            H. RIGEL BARBER*
                        By: H. Rigel Barber, Chief Executive Officer
                        Date:March 28, 1994


                            JEFFREY R. ROSENTHAL*
                        By: Jeffrey R. Rosenthal, Chief Financial Officer
                            Principal Financial Officer
                        Date:March 28, 1994


                            GAILEN J. HULL
                        By: Gailen J. Hull, Senior Vice President
                            Principal Accounting Officer
                        Date:March 28, 1994


                            A. LEE SACKS*
                        By: A. Lee Sacks, Director
                        Date:March 28, 1994


                            STUART C. NATHAN*
                        By: Stuart C. Nathan, Executive Vice President
                              and Director
                        Date:March 28, 1994

                        *By:GAILEN J. HULL, Pursuant to a Power of Attorney


                            GAILEN J. HULL
                        By: Gailen J. Hull, Attorney-in-Fact
                        Date:March 28, 1994

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                             EXHIBIT INDEX


                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE       PAGE
                                              ------------       ----

3-A.       Pages 8-18, 68-71, A-7 to A-12
           and A-14 to A-20 of Prospectus
           of the Partnership dated
           June 4, 1984                              Yes

3-B.       Amended and Restated Agreement of
           Limited Partnership                       Yes

3-C.       Assignment Agreement by and among
           the Partnership, the General Partners
           and the Initial Limited Partners is
           filed herewith                            Yes

4-A. -
  4-D.     Long-Term Debt Documents are hereby
           incorporated herein by reference          Yes

4-E -      Long-term debt documents relating
           to the refinancing of the first
           mortgage loan secured by the
           1090 Vermont Office Building
           in Washington, D.C.                        No


10-A -
  10-G.    Acquisition Documents are hereby
           incorporated herein by reference          Yes

10-H.      Agreement dated March 25, 1993
           between JMB/NYC and the Olympia
           & York affiliates                         Yes

10-I.      Settlement Agreement dated March 12,
           1993 between the Resolution Trust
           Corporation and Carlyle-XIV               Yes

10-J.      Agreement of Limited Partnership
           of Carlyle-XIV Associates, L.P.           Yes

10-K.      Second Amended and Restated Articles
           of Partnership of JMB/NYC Office
           Building Associates                        No

10-L.      Documents relating to the sale by
           the Partnership of its interest
           in the Old Orchard Venture                Yes

10-M.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIV
           Managers, Inc. (known as Carlyle
           Managers, Inc.)                            No

10-N.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIII
           Managers, Inc. (known as Carlyle
           Investors, Inc.)                           No

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                       EXHIBIT INDEX - CONTINUED


                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE       PAGE
                                              ------------       ----


10-O.      $1,200,000 demand note between
           Carlyle-XIV Associates, L.P. and
           Carlyle Managers, Inc.                     No

10-P.      $1,200,000 demand note between
           Carlyle-XIV Associates, L.P. and
           Carlyle Investors, Inc.                    No

21.        List of Subsidiaries                       No

24.        Powers of Attorney                         No

99-A.      The Partnership's Report on Form 8-K
           for October 1, 1993                       Yes


                                                 1090 Vermont Ave


                              NOTE


                              Date of Note:   November 1, 1993


Principal Amount:             $17,750,000.00

Maturity Date:                December 1, 2003

Interest Rate:     shall mean      % per annum for the period beginning with
the Funding Date (as defined below) and continuing until the first day of the month following the month in which the fifth anniversary of the Funding Date occurs (the "Reset Date") and shall mean 2.80% per annum in excess of the "Treasury Yield" (as defined below) for the period beginning on the Reset Date and continuing until this Note has been repaid in full, in each case to be computed on the basis of a 360-day year consisting of twelve 30-day months.

        FOR VALUE RECEIVED, the undersigned ("Maker") does hereby covenant and promise to pay to the order of CBA Conduit, Inc., a Delaware corporation, or its successors or assigns (collectively, "Payee") the Principal Amount together with interest thereon at the Interest Rate and all other amounts due hereunder, all as hereinafter provided. Payments of interest shall be due on January 1, 1994, being the first day of the first month following the date (the "Funding Date") the proceeds of this Note are disbursed by Payee, and on the first day of each month thereafter until this Note is paid in full, and shall be remitted to Payee at the address designated by Payee in a notice to be delivered to Maker in accordance with the notice provisions contained in the Mortgage (as defined below), or at such other place as Payee may subsequently designate to Maker in writing from time to time, in legal tender of the United States. Notwithstanding the foregoing, in the event Maker defaults in its obligation to make any payment due hereunder beyond any applicable grace period provided in the Mortgage (as defined below), for any reason whatsoever, the full amount outstanding hereunder including, without limitation, all accrued and unpaid interest) shall bear interest at a per annum rate of interest equal to the Interest Rate then in effect plus 5%, but in no event to exceed the maximum rate allowed by law (the "Default Rate") until all amounts due and payable hereunder have been paid in full. A late payment premium of 5% of any interest payment (or of any principal payment payable as set forth below) shall also be due with respect to any payment made more than 10 days after the due date thereof. The Principal Amount, or such other amount which is outstanding hereunder, shall be due and payable in legal tender of the United States on the Maturity Date or an earlier date upon acceleration or otherwise in accordance with the terms of the Mortgage (as defined below).

        This Note is secured by, among other things, (a) a mortgage or deed of trust (the "Mortgage") of property located as indicated below, which Mortgage specifies various defaults upon the happening of which and the expiration of the applicable cure period, if any, under the Mortgage, all sums owing on this Note may, at Payee's option, be declared immediately due and payable and (b) a certain Cash Reserve Agreement (the "Cash Reserve Agreement") between Maker and Payee.

        For purposes of this Note the term "Treasury Yield" shall mean the average yield for the week prior to the 60th day prior to the Reset Date as reported in H.15(519) or the applicable successor publication, for Treasury Constant Maturities having a maturity of five (5) years. In the event there is no yield reported for Treasury Constant Maturities having a maturity of five (5) years for the week prior to the 60th day prior to the Reset Date, the Treasury Yield will be derived by linear interpolation from the yields reported for Treasury obligations having the next longer and next shorter maturities than the 5 year maturity, as reported in H.15(519) or the applicable successor publication.

        Payee covenants and agrees by its acceptance of this Note that, provided (i) Maker has fully satisfied in a timely manner the annual financial reporting requirements set forth in the Mortgage and (ii) no default exists hereunder or Event of Default (as defined in the Mortgage) exists under the Mortgage, Payee shall remit to Maker, no more than once per year during the term of this Note, on the first day of the thirteenth (13th) month following the Funding Date, and subject to the satisfaction of such reporting requirements in subsequent years, on the first day of that same month in subsequent years during the term of this Note, an amount equal to .05% of the Principal Amount then outstanding at the time Maker satisfies such requirements.

        Maker agrees that it shall be bound by any agreement extending the time or modifying the above terms of payment, made by Payee and the owner or owners of the property affected by the Mortgage, whether with or without notice to Maker, and Maker shall continue liable to pay the amount due hereunder, but with interest at a rate no greater than the Interest Rate, according to the terms of any such agreement of extension or modification.

        This Note may not be changed orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

        Should the indebtedness represented by this Note or any part thereof be collected at law or in equity, or in bankruptcy, receivership or any other court proceedings (whether at the trial or appellate level), or should this Note be placed in the hands of attorneys for collection upon default, Maker agrees to pay, in addition to the principal, premium and interest due and payable hereon, all costs of collection or attempting to collect this Note, including reasonable attorneys' fees and expenses.

        All parties to this Note, whether Maker, principal, surety, guarantor or endorser, hereby waive presentment for payment, demand, protest, notice of protest and notice of dishonor.

        Anything herein to the contrary notwithstanding, the obligations of Maker under this Note and the Mortgage shall be subject to the limitation that payments of interest shall not be required to the extent that receipt of any such payment by Payee would be contrary to provisions of law applicable to Payee limiting the maximum rate of interest that may be charged or collected by Payee. Notwithstanding the foregoing, if for any reason any payment by Maker results in Maker's having paid any interest in excess of that permitted by law, then it is Maker's and Payee's express intent that all excess amounts theretofore collected by the holder of this Note be credited to the then outstanding principal balance hereof (or, if this Note has been paid in full, refunded to Maker), and the provisions of this Note and all documents securing payment of this Note shall immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without necessity of execution of any new document, so as to comply with applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder and thereunder.

        It is further agreed that, without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received under this Note and under such other documents securing payment of this Note or which are interpreted for the purpose of determining whether such rate would exceed the maximum lawful rate, shall be made, to the extent permitted by the law of the District of Columbia, by amortizing, prorating, allocating and spreading during the full stated term of this Note, all interest contracted for, charged or received from Maker or otherwise by the holder of this Note.

        On or about the 60th day prior to the Reset Date (such 60th day prior to the Reset Date is hereinafter referred to as the "Initial Prepayment Date"), Payee shall notify Maker of the Interest Rate to be effective beginning on the Reset Date (except that the failure to so notify Maker shall not affect Maker's obligation to make payments hereunder at such new Interest
Rate). Prior to the Initial Prepayment Date, Maker shall not have the right to prepay this Note in whole or in part except as expressly provided in Sections 2.09(j) and 2.15(f) of the Mortgage and clause (I) of each of Sections 2.09(f), 2.09(h), 2.15(b) and 2.15(d) of the Mortgage with respect to the application of certain insurance and condemnation proceeds. Maker shall, however, have the right to prepay this Note beginning on the Initial Prepayment Date provided, however, that any such payment made during the month in which the Initial Prepayment Date falls shall not be applied against this Note until the final business day of such month, and on the final business day of each month thereafter (each such final business day of such months a "Permitted Prepayment Day") in whole or in part. Partial prepayments shall, however, only be permitted in connection with either (a) the application of insurance or condemnation proceeds as provided by Section 2.09 or 2.15 of the Mortgage, (b) the application of any Principal Reduction Amount (as defined and under the conditions set forth in the Mortgage) or (c) the application of any amounts deposited into the Cash Reserve (as defined and under the conditions set forth in the Cash Reserve Agreement). Any prepayment shall be conditioned upon written notice thereof given to Payee in accordance with the notice provisions set forth in the Mortgage at least 60 days prior to the Permitted Prepayment Day to be fixed therein for prepayment, provided, however, that in the case of a prepayment under clause (a), (b) or (c) above, only thirty (30) days notice shall be required, and in all cases upon the payment of (i) all accrued interest on the amount prepaid (and all late charges and other sums that may be payable hereunder or under the Mortgage including, without limitation any Early Prepayment Interest (as defined below)) and (ii) to the extent required by the terms hereof or of the Mortgage, a Prepayment Premium (as defined below) or Yield Maintenance Amount (as defined below), as applicable, calculated as set forth below.

        Maker acknowledges that in certain events certain payments of principal, interest and other amounts due under the terms of the Mortgage will, pursuant to the terms of the Mortgage, be deposited into the Cash Reserve to be held and applied in accordance with the terms of the Cash Reserve Agreement. Maker further acknowledges and agrees that the terms and provisions of the Mortgage and the Cash Reserve and Security Agreement shall control with respect to the application of such payments and that any payment of principal, interest or other amount required by the terms of the Mortgage to be deposited into the Cash Reserve shall not be deemed a payment of this Note until such time as such funds are actually applied against this Note in accordance with the terms of the Cash Reserve and Security Agreement.

        In the event of any full or partial prepayment of this Note, whether such prepayment is mandatory or voluntary on the part of Maker or due to an acceleration of the Maturity Date resulting from a default under this Note, the Mortgage or any other document delivered by Maker in connection with the loan evidenced hereby (each of the Note, the Mortgage and such other documents are hereinafter sometimes referred to as a "Loan Document") or a prepayment resulting from a determination pursuant to the terms of the Mortgage that certain insurance or condemnation proceeds are to be applied toward prepayment of this Note, or from the application of all or any portion of the Cash Reserve in accordance with the Cash Reserve Agreement, or otherwise, a Prepayment Premium, in the case of payments received by Payee following the Reset Date and a Yield Maintenance Amount in the case of payments received by Payee prior to the Initial Prepayment Date shall, except as set forth in the paragraph immediately following the Prepayment Premium Schedule set forth below, be added to the indebtedness due hereunder and shall be immediately due and payable at the time of such prepayment. Any Yield Maintenance Amount due to Payee shall be calculated by Payee as set forth below under the Yield Maintenance Schedule and any Prepayment Premium due to Payee shall be calculated by Payee as set forth below under the Prepayment Premium Schedule:

                     YIELD MAINTENANCE SCHEDULE

The "Yield Maintenance Amount" shall be equal to the greater of (x) one percent (l%) of the amount to be prepaid or (y) an amount calculated in accordance with the following formula:
        A. Payee shall determine the average yield (to be determined as of the date seven (7) days prior to the date of payment or required payment of such amount) available on Treasury Constant Maturities maturing nearest the Reset Date of this Note as reported in H.15(519) or the applicable successor publication (the "Government Yield");

        B. from the then existing interest rate hereunder, Payee shall-subtract the Government Yield (the resulting difference, if positive, the "Positive Spread") (if the resulting number is negative, the calculation in this subparagraph B shall not be applicable and the Yield Maintenance Amount shall be as stated in clause (x) above);

        C. Payee shall divide the Positive Spread by 12 and multiply the quotient so obtained by the amount of such payment or required payment to determine the "Monthly Interest Shortfall"; and

        D. Payee shall determine the present value on the date of prepayment of the Monthly Interest Shortfall for each full and partial month remaining until the Reset Date by discounting each Monthly Interest Shortfall at the Government Yield divided by twelve and find the sum of such present values, which sum shall be the amount due, under this clause (y).

                     PREPAYMENT PREMIUM SCHEDULE

The "Prepayment Premium" shall be equal to the product of the corresponding percentage set forth below based upon the date of the prepayment multiplied by the amount to be prepaid hereunder:

           Date of Prepayment               Premium

           Year 1 following Reset Date 5% of principal prepaid Year 2 following Reset Date 4% of principal prepaid Year 3 following Reset Date 3% of principal prepaid Year 4 following Reset Date 2% of principal prepaid First ten (10) months of Year 5 l% of principal prepaid following Reset Date

        A Prepayment Premium or Yield Maintenance Amount, as applicable, calculated in accordance with the terms of the immediately preceding paragraph shall be due and payable in the case of any prepayment (which shall not include any payment deposited into the Cash Reserve except as and to the extent such amounts are actually applied against this Note in accordance with the terms of the Cash Reserve Agreement) except (i) a prepayment pursuant to
Section 2.09(j) or Section 2.15(f) of the Mortgage, (ii) a prepayment made during the period beginning on the Initial Prepayment Date and ending on the Reset Date or (iii) a prepayment made during the period covering the final sixty (60) days immediately prior to the Maturity Date of this Note.

    In addition to all other amounts due hereunder or under the Mortgage, Maker shall pay to Payee, in connection with any prepayment of this Note, and without implying Payee's consent to any prepayment prohibited by the terms hereof, interest ("Early Prepayment Interest") at the then current interest rate on the amount so prepaid from the date Payee receives such payment as prepayment under this Note (without regard to the date such payment is deposited in the Cash Reserve or actually applied against the indebtedness) through and including the last calendar day of the month in which Payee receives such prepayment.

    Maker acknowledges that pursuant to the terms of Section 7.06(b) of the Mortgage, in certain events the lien of the Mortgage shall be released by Payee prior to the repayment in full of this Note whereupon this Note shall be secured by, among other things, the Cash Reserve Agreement and the Cash Reserve held by Payee Pursuant thereto.

    Notwithstanding any other provision herein or in the Mortgage or any other Loan Document contained, neither Maker, any present or future constituent partner in or agent of Maker, nor any shareholder, officer, director, employee, trustee, beneficiary or agent of any corporation or trust that is or becomes a constituent partner in Maker, shall be personally liable, directly or indirectly, under or in connection with this Note or the Mortgage or any other Loan Document, or any instrument or certificate securing or otherwise executed in connection with this Note or the Mortgage or any other Loan Document, or any amendments or modifications to any of the foregoing made at any time or times, heretofore or hereafter; the recourse of the Payee and each of its successors and assignees under or in connection with this Note, the Deed of Trust, any other Loan Document and such instruments and certificates, and any such amendments or modifications, shall be limited to Maker's interest in the Mortgaged Property (as defined in the Mortgage) and such other collateral, if any, as may now or hereafter be given to secure any payment required to be made under this Note or under the Mortgage or any other Loan Document or for the performance of any of the covenants or warranties contained herein or therein only, and Payee hereby waives any such personal liability; provided, however, that the foregoing provisions of this paragraph shall not (i) constitute a waiver of any obligation evidenced by this Note or contained in the Mortgage or any other Loan Document, (ii) limit the right of Payee to name Maker as a party defendant in any action or suit for judicial or non-judicial foreclosure and sale or any other action or suit under the Mortgage or any other Loan Document so long as no judgment in the nature of a deficiency judgment shall be enforced against Maker except to the extent of the Mortgaged Property or such other collateral, (iii) affect in any way the validity or enforceability of any guaranty (whether of payment and/or performance), any indemnity provision contained in Sections 2.17, 2.24, 6.06,
7.11 or 7.19 of the Mortgage in favor of the trustee thereunder and/or Payee or any indemnity agreement given to Payee in the Environmental Indemnification Agreement of even date herewith by and between Maker and Payee (the "Environmental Indemnification Agreement") or in Section 5.2 of the Assignment of Rents and Leases of even date herewith by and between Maker and Payee (the "Assignment of Rents and Leases"), except that the liability of Carlyle (as defined below) only (but not of Maker or of The John Akridge Company (in its capacity as a general partner of Maker)) under any indemnity provision contained in Sections 2.17, 2.24, 6.06, 7.11 or 7.19 of the Mortgage in favor of the trustee thereunder or the Payee or any indemnity agreement given to Payee in Section 5.2 of the Assignment of Rents and Leases (collectively, such indemnity provisions and agreement are hereinafter sometimes referred to as the "Specified Indemnities") shall be limited as provided in the second succeeding paragraph hereof or (iv) constitute a waiver by Payee of any rights to reimbursement for actual, or out-of-pocket, losses, costs or expenses, or any other remedy at law or in equity, against Maker by reason of (1) gross negligence, willful misconduct, intentional misrepresentations or fraudulent acts or omissions, (2) willful misapplication of any insurance proceeds, condemnation awards or tenant security deposits, or of any rental or other income which was required by the Mortgage or other Loan Documents to be paid or applied in a specified manner, arising, in any such case, with respect to the Mortgaged Property, (3) Maker's entry into, modification of, or termination of any lease of any part of the Mortgaged Property, if the Mortgage requires such consent to be obtained by Maker, (4) failure to pay premiums for insurance covering environmental risks or (5) the material inaccuracy of any information contained in rent rolls delivered to Payee on or prior to the date hereof in connection with Payee's underwriting of the Loan evidenced hereby or delivered to Payee pursuant to Section 2.16 of the Mortgage or pursuant to any other Loan Document and relied upon by Payee in making any determination under Section 2.32 of the Mortgage with respect to the Debt Service Coverage Ratio (as such term is used in Section 2.32 of the Mortgage) for the loan evidenced hereby. Notwithstanding anything contained in clause (iii) of this paragraph, so long as Payee's rights to pursue Maker and other parties who are not related to Maker or Maker's partners or principals are not in any way prejudiced or impaired thereby and any costs that Payee may incur by refraining from pursuing Maker that are not paid in advance by Maker are not in Payee's reasonable judgment material, Payee shall seek to obtain reimbursement pursuant to any valid insurance policy covering environmental Dental risks and maintained by Maker (or for which the Maker pays a portion of the premiums) pursuant to the terms of the Mortgage, to the extent such reimbursement shall be available to Payee, before it seeks to obtain satisfaction with respect to any loss or damage it may sustain with respect to environmental matters from the personal assets (other than any assets that may constitute collateral for the loan evidenced hereby) of Maker or any general partner of Maker. For the purposes of this Note, "Carlyle" shall mean, collectively, (i) Carlyle Real Estate Limited Partnership - XIV and (ii) JMB Realty Corporation ("JMB") or any JMB Approved Transferee (as defined in the Mortgage) if JMB or such JMB Approved Transferee acquires all or any part of Carlyle Real Estate Limited Partnership - XIV's partnership interest in Maker.

    Notwithstanding anything to the contrary in this Note or the Mortgage or in any other Loan Document (including, without limitation, (i) the preceding paragraph of this Note or the next succeeding paragraph of this Note, (ii) the Environmental Indemnification Agreement and (iii) the Assignment of Rents and Leases), no limited partner of Grantor, no present or future constituent partner in or agent of Carlyle, nor any shareholder, officer, director, employee, trustee, beneficiary or agent of any corporation or trust that is or becomes a constituent partner in Carlyle, nor any present or future shareholder, officer, director, employee or agent of The John Akridge Company, shall be personally liable, directly or indirectly, under or in connection with this Note, the Mortgage or any other Loan Document (including, without limitation, the Environmental Indemnification Agreement and the Assignment of Rents and Leases), or any instrument or certificate securing or otherwise executed in connection with this Note, the Mortgage or any other Loan Document (including, without limitation, the Environmental Indemnification Agreement and the Assignment of Rents and Leases), or any amendments or modifications to any of the foregoing made at any time or times, heretofore or hereafter and Payee and each of its successors and assignees waives and does hereby waive any such personal liability. For purposes of this Note, the Mortgage and each of the other Loan Documents (including, without limitation, the Environmental Indemnification Agreement and Assignment of Rents and Leases) and any such instruments and certificates, and any such amendments or modifications, neither the negative capital account of any constituent partner in Carlyle, nor any obligation of any constituent partner in Carlyle to restore a negative capital account or to contribute capital to Carlyle or to another constituent partner in Carlyle, shall at any time be deemed to be the property or an asset of Carlyle or any such other constituent partner (and neither Payee nor any of its successors or assignees shall have any right to collect, enforce or proceed against or with respect to any such negative capital account or partner's obligation to restore or contribute).

    Notwithstanding anything to the contrary in this Note or in the Mortgage or in any other Loan Document (including, without limitation, (i) the second preceding paragraph hereof, (ii) the Environmental Indemnification Agreement and (ii) the Assignment of Rents and Leases), the aggregate liability of Carlyle under the Specified Indemnities shall in no event exceed the sum of One Million Dollars ($1,000,000.00), but such limitation shall not: (x) limit the liability of Maker or The John Akridge Company (in its capacity as a general partner of Maker) to Payee and/or the trustee under the Specified Indemnities; (y) limit the liability of Carlyle under any indemnity agreement given to Payee in the Environmental Indemnification Agreement or (z) limit the rights of Payee or the liability of Carlyle under clauses (i), (ii), or (iv) of the second preceding paragraph hereof.

    Maker hereby expressly and unconditionally waives, in connection with any suit, action or proceeding brought by Payee for collection on this Note, any and every right it may have to (i) injunctive relief, (ii) interpose any counterclaim therein other than any compulsory counterclaim and (iii) have the same consolidated with any other or separate suit, action or proceeding. Nothing herein contained shall prevent or prohibit Maker from instituting or maintaining a separate action against Payee with respect to any asserted claim.

    This Note and the rights and obligations of the parties hereunder shall in all respects be governed by, and construed and enforced in accordance with, the laws of the District of Columbia (without giving effect to District of Columbia principles of conflicts of law). Maker hereby irrevocably submits to the non-exclusive jurisdiction of any District of Columbia or Federal court sitting in the District of Columbia over any suit, action or proceeding arising out of or relating to this Note, and Maker hereby agrees and consents that, in addition to any methods of service of process provided for under applicable law, all service of process in any such suit, action or proceeding in any District of Columbia or Federal court sitting in the District of Columbia may be made by certified or registered mail, return receipt requested, directed to Maker at the address indicated below, and service so made shall be complete five (5) days after the same shall have been so mailed




See District of Columbia Rider to Note attached hereto and incorporated herein by reference.

    MAKER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES (TO THE EXTENT PERMITTED BY APPLICABLE LAW) ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY OF ANY DISPUTE ARISING UNDER OR RELATING TO THIS NOTE AND AGREES THAT ANY SUCH DISPUTE SHALL, AT THE OPTION OF PAYEE, BE TRIED BEFORE A JUDGE SITTING WITHOUT A JURY.

IN WITNESS WHEREOF, Maker has executed and delivered this Note on the day and year first above written.


                                  1090 VERMONT AVENUE, N.W. ASSOCIATES
                                  LIMITED PARTNERSHIP, a District of
                                  Columbia limited partnership

Attest:                           By: The John Akridge Company, a Virginia
                                      corporation, general partner

                                      By:
     Secretary                        Name:
[CORPORATE SEAL]                      Title:


                                  By: Carlyle Real Estate Limited
                                      Partnership - XIV, an Illinois
                                      limited partnership, general partner

Attest:                               By:JMB Realty Corporation, a
                                         Delaware corporation, general
                                         partner


                                         By:
     Secretary                           Name:
[CORPORATE SEAL]                         Title:



Property Location:                Address of Maker:

1090 Vermont Avenue, N.W.         c/o The John Akridge Company
Washington, D.C.  20005           601 Thirteenth Street, N.W.
                                  Washington, D.C.  20005

                 DISTRICT OF COLUMBIA RIDER TO NOTE


     THIS Rider (the "Rider") is attached to and made a part of a Note (the "Note") dated the 1st day of November, 1993, by and between 1090 Vermont Avenue, N.U. Associates
Limited Partnership ("Maker") and CBA Conduit, Inc., a Delaware corporation ("Payee"). All terms initially capitalized and not otherwise defined in this Rider shall have the same meaning as such initially capitalized terms do in the Note.  In the event of a conflict between the terms and provisions of this Rider and the terms and provisions of the Note to which it is attached, the terms and provisions of this Rider shall control.  Maker and Payee further covenant and agree as follows:

     Maker warrants and represents that the amounts advanced or to be advanced under this
Note and the Loan Documents and evidenced hereby are greater than $5,000.00 and are being made exclusively for the purpose of carrying on a business or commercial activity in connection with holding, developing, and managing real estate for profit within the meaning and intent of District of Columbia Code Section 28-3301(d), as amended. The foregoing representations and warranties are made with the intent that the Payee or any subsequent holder of this Note may rely thereon.




Maker's
Initials:

                        AMENDED AND RESTATED
                    CERTIFICATE OF INCORPORATION

                                 OF

                     CARLYLE-XIII MANAGERS, INC.




     WHEREAS, this corporation desires to change its name to Carlyle Investors, Inc.

     NOW, THEREFORE, the Certificate of Incorporation as filed with the Delaware Secretary of State on March 25, 1993 is hereby amended and restated to read as follows:

ARTICLE ONE:  The name of this corporation is Carlyle Investors, Inc.

ARTICLE TWO: The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle, 19801. The name of its registered agent at such address is The Corporation Trust Company.

ARTICLE THREE: The nature of the business or purpose to be conducted or promoted is: to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

ARTICLE FOUR: The total number of shares of stock which this corporation shall have authority to issue is 1,000 and the par value of each of such shares is One Dollar ($1.00) amounting in the aggregate to One Thousand Dollars ($1,000.00).

ARTICLE FIVE: The number of directors constituting the Board of Directors shall be that number as shall be fixed by the by-laws of this Corporation.

ARTICLE SIX:  The corporation is to have perpetual existence.

ARTICLE SEVEN: In furtherance and not in limitation of the powers conferred by statute, the Board of Directors of this corporation is expressly authorized to make, alter or repeal the by-laws of this corporation.

ARTICLE EIGHT: Elections of directors need not be by written ballot unless the by-laws of this corporation shall so provide. Meetings of the stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of this corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the by-laws of this corporation.

ARTICLE NINE: The corporation reserves the right to amend, alter, change or repeal any provision contained in this Amended and Restated Certificate of Incorporation, in the manner now and hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

ARTICLE TEN: To the fullest extent permitted by the General Corporation Law of the State of Delaware as it now exists or may hereafter be amended, no director of this corporation shall be liable to this corporation or its stockholders for monetary damages arising from a breach of fiduciary duty owed to this corporation.

ARTICLE ELEVEN: This Amended and Restated Certificate of Incorporation was duly adopted by the stockholders of this corporation pursuant to Section 242 of the General Corporation Law of Delaware on March 29, 1993.

                     This Amended and Restated Certificate of Incorporation was duly adopted by the stockholders of this corporation pursuant to Section 242 of the General Corporation Law of Delaware on April 6, 1993.

     IN WITNESS WHEREOF, the President has signed, and the Secretary has attested,

this Amended and Restated Certificate of Incorporation this 6th day of April, 1993.




                                         Neil G. Bluhm
                                         President

ATTEST:




Kevin B. Yates
Secretary



STATE OF ILLINOIS    )
                     )  ss
COUNTY OF COOK       )

         I, the undersigned, a Notary Public in and for said County, in the State aforesaid, DO HEREBY CERTIFY that Kevin B. Yates, the Secretary of Carlyle-XIII Managers, Inc., acknowledged that the statements set forth in the foregoing instrument are true and correct, and that he signed the foregoing instrument as his free and voluntary act for the uses and purposes therein set forth.

        Subscribed and sworn to before me this 6th day of April, 1993.






                                         Mona Sarnoff
                                         Notary Public

                        AMENDED AND RESTATED
                    CERTIFICATE OF INCORPORATION

                                 OF

                     CARLYLE-XIV MANAGERS, INC.




     WHEREAS, this corporation desires to change its name to Carlyle Managers, Inc.

     NOW, THEREFORE, the Certificate of Incorporation as filed with the Delaware Secretary of State on March 25, 1993 is hereby amended and restated to read as follows:

ARTICLE ONE:  The name of this corporation is Carlyle Managers, Inc.

ARTICLE TWO: The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle, 19801. The name of its registered agent at such address is The Corporation Trust Company.

ARTICLE THREE: The nature of the business or purpose to be conducted or promoted is: to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

ARTICLE FOUR: The total number of shares of stock which this corporation shall have authority to issue is 1,000 and the par value of each of such shares is One Dollar ($1.00) amounting in the aggregate to One Thousand Dollars ($1,000.00).

ARTICLE FIVE: The number of directors constituting the Board of Directors shall be that number as shall be fixed by the by-laws of this Corporation.

ARTICLE SIX:  The corporation is to have perpetual existence.

ARTICLE SEVEN: In furtherance and not in limitation of the powers conferred by statute, the Board of Directors of this corporation is expressly authorized to make, alter or repeal the by-laws of this corporation.

ARTICLE EIGHT: Elections of directors need not be by written ballot unless the by-laws of this corporation shall so provide. Meetings of the stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of this corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the by-laws of this corporation.

ARTICLE NINE: The corporation reserves the right to amend, alter, change or repeal any provision contained in this Amended and Restated Certificate of Incorporation, in the manner now and hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

ARTICLE TEN: To the fullest extent permitted by the General Corporation Law of the State of Delaware as it now exists or may hereafter be amended, no director of this corporation shall be liable to this corporation or its stockholders for monetary damages arising from a breach of fiduciary duty owed to this corporation.

                     This Amended and Restated Certificate of Incorporation was duly adopted by the stockholders of this corporation pursuant to Section 242 of the General Corporation Law of Delaware on April 6, 1993.

     IN WITNESS WHEREOF, the President has signed, and the Secretary has attested,

this Amended and Restated Certificate of Incorporation this 6th day of April, 1993.




                                         Neil G. Bluhm
                                         President

ATTEST:




Kevin B. Yates
Secretary



STATE OF ILLINOIS    )
                     )  ss
COUNTY OF COOK       )

         I, the undersigned, a Notary Public in and for said County, in the State aforesaid, DO HEREBY CERTIFY that Kevin B. Yates, the Secretary of Carlyle-XIV Managers, Inc., acknowledged that the statements set forth in the foregoing instrument are true and correct, and that he signed the foregoing instrument as his free and voluntary act for the uses and purposes therein set forth.

        Subscribed and sworn to before me this 6th day of April, 1993.






                                         Mona Sarnoff
                                         Notary Public








                             DEMAND NOTE


$1,200,000.00                                         March 25, 1993


     FOR VALUE RECEIVED, the undersigned, Carlyle Real Estate Limited Partnership-XIV, an Illinois limited partnership (hereinafter referred to as "Payor"), hereby promises to pay Carlyle Managers, Inc., a Delaware corporation (hereinafter referred to as "Payee"), on demand the principal sum of $1,200,000.00 (hereinafter referred to as the "Principal Amount"). The Principal Amount shall bear interest at the Alternate Federal Short-Term rate (the "Rate") as of the date hereof, which rate shall change to the Rate then in effect as of every six months from the date hereof (the "Compounding Date"); all interest shall be compounded as of every Compounding Date.

     Payor may at any time elect to prepay all or any portion of the Principal Amount, together with any accrued but unpaid interest thereon, without premium or penalty.

     IN WITNESS WHEREOF, Payor has executed this Demand Note this 25th day of March, 1993.

                                     CARLYLE REAL ESTATE
                                     LIMITED PARTNERSHIP-XIV

                                     By: JMB Realty Corporation
                                         a Delaware corporation
                                         Corporate General Partner



                                         By:


                                                   Neil G. Bluhm
                                                   President








                             DEMAND NOTE


$1,200,000.00                                         March 25, 1993


     FOR VALUE RECEIVED, the undersigned, Carlyle Real Estate Limited Partnership-XIV, an Illinois limited partnership (hereinafter referred to as "Payor"), hereby promises to pay Carlyle Investors, Inc., a Delaware corporation (hereinafter referred to as "Payee"), on demand the principal sum of $1,200,000.00 (hereinafter referred to as the "Principal Amount"). The Principal Amount shall bear interest at the Alternate Federal Short-Term rate (the "Rate") as of the date hereof, which rate shall change to the Rate then in effect as of every six months from the date hereof (the "Compounding Date"); all interest shall be compounded as of every Compounding Date.

     Payor may at any time elect to prepay all or any portion of the Principal Amount, together with any accrued but unpaid interest thereon, without premium or penalty.

     IN WITNESS WHEREOF, Payor has executed this Demand Note this 25th day of March, 1993.

                                     CARLYLE REAL ESTATE
                                     LIMITED PARTNERSHIP-XIV

                                     By: JMB Realty Corporation
                                         a Delaware corporation
                                         Corporate General Partner



                                         By:


                                                   Neil G. Bluhm
                                                   President

                                                 1090 Vermont Avenue

This document was prepared by and
after recording please return to:
Brownstein Zeidman and Lore
A Professional Corporation
1401 New York Avenue, N.W.
Suite 900 Washington, D.C.  20005
Attention:  Kenneth G. Lore, Esq.


Loan No. 113                           Date:  As of November 1, 1993



                            DEED OF TRUST
                       AND SECURITY AGREEMENT


                                FROM

      1090 VERMONT AVENUE, N.W. ASSOCIATES LIMITED PARTNERSHIP


                Address:  c/o The John Akridge Company
               601 13th Street, N.W., Suite 300 North
                       Washington, D.C.  20005


                                 TO

                      RANDY ALAN WEISS, TRUSTEE

       Address:  c/o Margolius, Mallios, Davis, Rider & Tomar
                   1828 L Street, N.W., Suite 500
                       Washington, D.C.  20036


                         For the Benefit of

                          CBA CONDUIT, INC.

        a Delaware corporation having its principal office at
         Suite 103, Financial Centre, 695 East Main Street,
                    Stamford, Connecticut  06901


                    Note Amount:  $17,750,000.00




     THIS DEED OF TRUST AND SECURITY AGREEMENT (hereinafter called "Deed of Trust") is made as of the 1st day of November, 1993, by and among 1090 Vermont Avenue, N.W. Associates Limited Partnership, a District of Columbia limited partnership, having an address at c/o The John Akridge Company, 601 Thirteenth Street, N.W., Suite 300 North, Washington, D.C. 20005 ("Grantor"), to Randy Alan Weiss, Trustee, having an address at c/o Margolius, Mallios, Davis, Rider & Tomar, 1828 L Street, N.W., Suite 500, Washington, D.C. 20036 ("Trustee"), for the benefit of CBA CONDUIT, INC., a Delaware corporation having an address at Suite 103, Financial Centre, 695 East Main Street, Stamford, Connecticut 06901, and any subsequent holder of the Secured Obligations hereinafter set forth ("Beneficiary"), as more fully hereinafter set forth.

                        W I T N E S S E T H:

     WHEREAS, Grantor is the owner of the land described in Schedule A annexed hereto and made a part hereof and all other Mortgaged Property (as hereinafter defined);

     WHEREAS, Beneficiary has loaned to Grantor the principal amount of Seventeen Million Seven Hundred Fifty Thousand and No/lOOs Dollars ($17,750,000.00) (the "Loan") evidenced by a note (the "Note") of even date herewith made by Grantor to Beneficiary in such amount; and

     WHEREAS, in order to secure the payment of the Note and the payment and performance of certain further obligations hereinafter described, Grantor has duly authorized the execution and delivery of this Deed of Trust.

     NOW, THEREFORE, the parties hereto hereby agree as follows:

                         CERTAIN DEFINITIONS

     Grantor, Trustee and Beneficiary agree that, unless the context otherwise specifies or requires, the following terms shall have the meanings herein specified, such definitions to be applicable equally to the singular and the plural forms of such terms.

     "Actual Expenses", with respect to any period of time, means, subject to the last sentence of this definition, the aggregate amount of all cash expended during such period of time for costs of owning, operating, managing, repairing (other than costs for capital repairs) or maintaining the Mortgaged Property, exclusive, however, of (i) principal and interest payments on the Note, (ii) costs for Restoration eligible for reimbursement from insurance proceeds in accordance herewith, (iii) costs for Work eligible for reimbursement from condemnation award proceeds in accordance herewith, and
(iv) depreciation, amortization and other non-cash expenses. For purposes of this definition, insurance premiums, real estate taxes and other costs not generally paid on a monthly basis will be allocated evenly over the entire period for which they were paid or are payable without regard to the actual date of payment.

     "Affiliate", when used with respect to a specified Person, means a Person that:

        (a) directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such specified Person;

        (b) is a director, officer, employee, trustee or general partner of, or directly or indirectly an owner of an equity interest of ten percent (lO%) or more or a beneficiary of a trust owning an equity interest of ten percent (10%) or more in, the Person specified or any Person specified in clause (a) above; or


    (c) is a member of the immediate family of the Person specified in clause (a) or (b) above. For purposes hereof, the members of a Person's immediate family shall be such Person's parents, grandparents, children, grandchildren, siblings and children of siblings or the spouse of such Person or of any of the foregoing.

    For purposes of this definition, the term "control" (and any derivative thereof) means the possession, directly or indirectly, of the power to direct or cause the direction of the management and/or policies of a Person, whether through the ownership of voting stock, by contract or otherwise.

    "Akridge Group" shall mean, collectively, The John Akridge Company, Vermont and L Ltd, John E. Akridge, III, and Sarah B. Akridge, William C. Smith and any bona fide full-time employee of The John Akridge Company which as of the date hereof holds a partnership interest in the Grantor.

    "Approved Control Party" shall mean either Carlyle Real Estate Limited Partnership - XIV or The John Akridge Company, but shall not include any successor or assign of either.

    "Bankruptcy Code" shall have the meaning set forth in Section 7.20 hereof

    "Business Day" shall mean any day other than a Saturday, Sunday or day on which commercial banks in Stamford, Connecticut, Washington, D.C., Chicago, Illinois or New York, New York are authorized or obligated by law or by local proclamation to be closed.

    "Carlyle" shall mean Carlyle Real Estate Limited Partnership - XIV (and for purposes of Section 7.16 hereof only JMB (as defined below) or any JMB Approved Transferee (as defined below) if JMB or such JMB Approved Transferee acquires all or any part of Carlyle's partnership interest in Grantor), but shall not include any other successor or assign thereof.

    "Cash Income", with respect to any period of time, means the aggregate amount of all receipts generated from the operation of the Mortgaged Property and actually received in cash or current funds by Grantor during such period of time, including, without limitation, rent and all other amounts paid by tenants and concession income, but excluding (i) capital proceeds, (ii) insurance proceeds other than proceeds of business interruption insurance,
(iii) condemnation award proceeds, (iv) security, pet and other deposits prior to their proper application pursuant to the terms of the respective Leases, and (v) any and all items of non-cash income

    "Cash Reserve" means all amounts now or hereafter deposited with Beneficiary pursuant to the Cash Reserve Agreement or the Transferee Cash Reserve Agreement, as applicable, together with interest thereon, less all amounts paid out from the Cash Reserve pursuant to such applicable agreement.

    "Cash Reserve Agreement" means that certain Cash Reserve Agreement of even date herewith between Grantor and Beneficiary or any similar agreement hereafter entered into between a successor in interest to Grantor and Beneficiary.

    "Chattels" or "Personal Property" means all fixtures, furnishings, fittings, appliances, apparatus, equipment, building materials and components, machinery and articles of personal property, of whatever kind or nature, including any replacements, proceeds or products thereof and additions thereto, other than (a) personalty leased by Grantor not constituting fixtures and (b) personalty owned by lessees or persons claiming through lessees unless Grantor has rights thereto under the applicable Leases or otherwise, now or at any time hereafter intended to be or actually affixed to, attached to, placed upon, or used in any way in connection with the use, enjoyment, development, occupancy or operation of the Premises, and whether located on or off the Premises.

    "Collateral" means all of the Mortgaged Property (as hereinafter defined).

    "Commercially Viable" shall be construed as set forth in Section 7.24 hereof.
    "Contractors" shall have the meaning set forth in Section 2.09(f)(iii) hereof.

    "Credit Agencies" shall have the meaning set forth in Section 2.11 hereof

    "Credit Reports" shall have the meaning set forth in Section 2.11 hereof.

    "Debt Service Coverage Ratio", with respect to any period of time, means the ratio of the Net Operating Income for such period of time to the aggregate amount of all payments of principal and interest due under the Note for such period of time.

    "Default Rate" means the "Default Rate" provided in the Note, but in no event to exceed the maximum rate allowed by law.

    "Environmental Indemnification Agreement" means that certain
Environmental Indemnification Agreement of even date herewith executed by Grantor for the benefit of Beneficiary.

    "Environmental Regulations" shall have the meaning set forth in the Environmental Indemnification Agreement.

    "ERISA" shall have the meaning set forth in Section 7.19 hereof.

    "Events of Default" means the events and circumstances described as such in Section 5.01 hereof.

    "Excess Cash Flow", when used with respect to any period, means the amount, if any, by which all receipts generated from the Mortgaged Property during such period exceed the Required Payments for such period .

    "First Permitted Prepayment Date" means the 60th day prior to the Reset
Date.

    "Foreign Investment Acts and Regulations" shall have the meaning set forth in Section 7.22 hereof.

    "Funding Date" means the date on which the proceeds of the Note are disbursed to Grantor.

    "Governmental Authorities" shall have the meaning set forth in Section
2.20 hereof.

    "Hard Costs", with respect to any Restoration or work, shall mean the costs for labor and materials included in Restoration or Work, as approved by Beneficiary, exclusive of (a) any developer's overhead, fee or profit of any kind and (b) any contractor's or subcontractor's profit or fee payable to any contractor or subcontractor that is an Affiliate of Grantor, but inclusive of general contractor's overhead in an amount consistent with reasonable local industry standards and a fee or profit payable to any contractor or subcontractor that is not an Affiliate of Grantor in an amount consistent with reasonable local industry standards.

    "Hazardous Substances" shall have the meaning set forth in the Environmental Indemnification Agreement.

    "Debt Service Coverage Ratio", with respect to any period of time, means the-ratio of the Net Operating Income for such period of time to the aggregate amount of all payments of principal and interest due under the Note for such period of time.

    "Default Rate" means the "Default Rate" provided in the Note, but in no event to exceed the maximum rate allowed by law.

    "Environmental Indemnification Agreement" means that certain
Environmental Indemnification Agreement of even date herewith executed by Grantor for the benefit of Beneficiary.

    "Environmental Regulations" shall have the meaning set forth in the Environmental Indemnification Agreement.

    "ERISA" shall have the meaning set forth in Section 7.19 hereof.

    "Events of Default" means the events and circumstances described as such in Section 5.01 hereof.

    "Excess Cash Flow", when used with respect to any period, means the amount, if any, by which all receipts generated from the Mortgaged Property during such period exceed the Required Payments for such period.

    "First Permitted Prepayment Date" means the final Business Day of the month prior to the month in which the fifth anniversary of the Funding Date occurs.

    "Foreign Investment Acts and Regulations" shall have the meaning set forth in Section 7 . 22 hereof

    "Funding Date" means the date on which the proceeds of the Note are disbursed to Grantor.

    "Governmental Authorities" shall have the meaning set forth in Section
2.20 hereof.

    "Hard Costs", with respect to any Restoration or Work, shall mean the costs for labor and materials included in such Restoration or Work, as approved by Beneficiary, exclusive of (a) any developer's overhead, fee or profit of any kind and (b) any contractor's or subcontractor's profit or fee payable to any contractor or subcontractor that is an Affiliate of Grantor, but inclusive of general contractor's overhead in an amount consistent with reasonable local industry standards and a fee or profit payable to any contractor or subcontractor that is not an Affiliate of Grantor in an amount consistent with reasonable local industry standards.

    "Hazardous Substances" shall have the meaning set forth in the Environmental Indemnification Agreement.

    "Impositions" shall have the meaning set forth in Section 2.07 hereof.

    "Improvements" means all structures or buildings, additions thereto and replacements thereof, now or hereafter located upon the Premises, including all plant equipment, apparatus, machinery and fixtures of every kind and nature whatsoever forming part of said structures or buildings.

    "Insolvent" shall have the meaning set forth in Section 101 (32) of Title XI of the United States Code (the "Bankruptcy Code").

    "JMB" shall mean JMB Realty Corporation, a Delaware corporation, but shall not include any successor or assign thereof.

    "Laws" shall have the meaning set forth in Section 2.20 hereof.

    "Leases" shall have the meaning set forth in Section 1.01 hereof.

    "Liens" shall have the meaning set forth in Section 2.01 hereof.

    "Loan Documents n shall have the meaning set forth in Section 1.01 hereof.

    "Loan Reserve" shall have the meaning set forth in Section 2.33 hereof.

    "Maturity Date" shall have the meaning set forth in the Note.

    "Maximum Amount" shall have the meaning set forth in Section 2.33 hereof.

    "Monthly Deposit" shall have the meaning set forth in Section 2.33 hereof

    "Mortgaged Property" shall have the meaning set forth in Section 1.01 hereof.

    "Net Operating Income", with respect to any period of time, means the amount, if any, by which the Cash Income for such period of time exceeds the Actual Expenses for such period of time, all as determined in a manner reasonably acceptable to Beneficiary.

    "Notices" shall have the meaning set forth in Section 7.03 hereof.

    "Obsolete Collateral" shall have the meaning set forth in Section 3.02 hereof.

    "Orders" shall have the meaning set forth in Section 2.24 hereof.

    "Permitted Exceptions" means all of the exceptions to title set forth in the title policy or policies issued in respect of this Deed of Trust for the benefit of and accepted by Beneficiary on the Funding Date and any other exception to title to which Beneficiary may hereafter consent, as well as real estate and personal property taxes not yet due and payable or which, although already due and payable, are still permitted by law to be paid without interest or any delinquency charge of any kind. For all purposes of this Deed of Trust, loss of the right to receive a discount for early payment of real property taxes shall not be deemed to constitute interest.

    "Permitted Investments" means the following:

    (a) an account that is maintained by a depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal or state banking authorities, so long as at all times the commercial paper, certificates of deposit or other short-term debt obligations of such depository institution or trust company have a rating of either not less than A-l by Standard & Poor's or not less than P-l by Moody's;

    (b) demand and time deposits in, certificates of deposits of, or bankers' acceptances of, in each case maturing in not more than sixty (60) days from the date of purchase, any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal or state banking authorities, so long as at the time of such investment or contractual commitment providing for such investment the commercial paper, certificates of deposit or other short-term debt obligations of such depository institution or trust company have a rating of either not less than A-l by Standard & Poor's or not less than P-l by Moody's;

    (c)   commercial paper having remaining maturities of not more than sixty
(60) days of any corporation incorporated under the laws of the United States or any state thereof which on the date of acquisition has been rated either not less than A-l by Standard & Poor's or not less than P-l by Moody's;

    (d) U.S. Treasury obligations maturing not more than three (3) months from the date of acquisition;

    (e) repurchase agreements on U. S. Treasury obligations maturing not more than three (3) months from the date of acquisition, provided that the unsecured obligations of the party agreeing to repurchase such obligations are at the time rated either not less than A-l by Standard & Poor's or not less than P-l by Moody's; and

    (f) other obligations or securities that are approved by Beneficiary and Grantor.

    "Permitted Transferee" shall have the meaning set forth in Section 2.32 hereof.


    "Person" means any individual, corporation, association, partnership, business trust, joint stock company, joint venture, trust, estate or other entity or organization of whatever nature.

    "Premises" means the land described in Schedule A hereto together with all of the easements, rights, privileges, liberties, tenements, hereditaments and appurtenances (including development rights and air rights) thereunto belonging or in any way appertaining, and all of the estate, right, title, interest, claim and demand whatsoever of Grantor therein and in the streets and ways, open or proposed, adjacent thereto, and in and to all strips, gores, vaults, alley ways, sidewalks and passages used in connection therewith, either in law or in equity, in possession or expectancy, now or hereafter acquired, and as used in this Deed of Trust, shall, unless the context otherwise requires, be deemed to include the Improvements.

    "Principal Reduction Amount" shall have the meaning set forth in Section
2.32 hereof.

    "Property Impositions" shall have the meaning set forth in Section 2.07 hereof.

    "Realty Associates" shall mean Realty Associates-XIV, L.P., an Illinois limited partnership.

    "Rents" shall have the meaning set forth in Section 1.01 hereof.

    "Reporting Entities n shall have the meaning set forth in Section 7.22 hereof.

    "Required Payments", when used with respect to any period, means the aggregate of all payments of debt service on the Note, operating expenses, reserves and necessary leasing and capital costs (other than any leasing or capital costs paid with funds released from the Loan Reserve) with respect to the Mortgaged Property that Grantor is obligated to pay during such period in order to satisfy all of the requirements of this Deed of Trust.

    "Reset Date" means the first day of the first month following the month in which the fifth anniversary of the Funding Date occurs.

    "Restoration" shall have the meaning set forth in Section 2.09 hereof.

    "Secured Obligations" shall have the meaning set forth in Section 1 01 hereof

    "Solvent" means both (a) that the financial condition of Grantor is such that the sum of Grantor's debts is less than the aggregate of, at fair valuation, (i) all of Grantor's property (exclusive of property transferred, concealed or removed with intent to hinder, delay or defraud Grantor's creditors) and (ii) the sum of the excess of the value of each general partner's nonpartnership property (exclusive of property transferred, concealed or removed with intent to hinder, delay or defraud such partner's creditors and certain personal property that would be exempted from the property of the estate of such general partner in a bankruptcy proceeding) over such general partner's nonpartnership debts, and (b) that Grantor is paying its debts as such debts become due, unless such debts are the subject of a bona fide dispute. Nothing contained in this definition shall be construed as an independent pledge by Grantor's general partners of their nonpartnership property.

    "Transfer" shall have the meaning set forth in Section 2.32 hereof.

    "Transferee Cash Reserve Agreement" shall have the meaning set forth in
Section 2.34 hereof.

    "Uniform Commercial Code" shall have the meaning set forth in Section 3 01 hereof.

    "Work" shall have the meaning set forth in Section 2.15 hereof.

    "Yield Maintenance Amount", when calculated with respect to any amount, shall mean the greater of (x) one percent (1%) of such amount or (y) the result obtained by applying to such amount the following formula:

    A.  determine the average yield (to be determined as of the date seven
(7) days prior to the date of payment or required payment of such amount) available on U.S. Government Treasury Constant Maturities securities maturing nearest the Reset Date of the Note as reported in H.15(519) or the applicable successor publication (the "Government Yield");

    B. from the then existing interest rate under the Note, subtract the Government Yield (the resulting difference, if positive, the "Positive Spread") (if the resulting number is negative, the calculations in this subparagraph B shall not be applicable and the Yield Maintenance Amount shall be as stated in clause (x) above):

    C. divide the Positive Spread by 12 and multiply the quotient so obtained by the amount of such payment or required payment to determine the "Monthly Interest Shortfall": and

    D. determine the present value on the date of such payment or required payment of the Monthly Interest Shortfall for each full and partial month remaining until the Reset Date by discounting each Monthly of each general partner's nonpartnership property (exclusive of property transferred, concealed or removed with intent to hinder, delay or defraud such partner's creditors and certain personal property that would be exempted from the property of the estate of such general partner in a bankruptcy proceeding) over such general partner's nonpartnership debts, and (b) that Grantor is paying its debts as such debts become due, unless such debts are the subject of a bona fide dispute. Nothing contained in this definition shall be construed as an independent pledge by Grantor's general partners of their nonpartnership property.

    "Transfer" shall have the meaning set forth in Section 2.32 hereof.

    "Transferee Cash Reserve Agreement" shall have the meaning set forth in
Section 2.34 hereof.

    "Uniform Commercial Code" shall have the meaning set forth in Section
3.01 hereof.

    "Work" shall have the meaning set forth in Section 2.15 hereof.

    "Yield Maintenance Amount", when calculated with respect to any amount, shall mean the greater of (x) one percent (l%) of such amount or (y) the result obtained by applying to such amount the following formula:

    A.  determine the average yield (to be determined as of the date seven
(7) days prior to the date of payment or required payment of such amount) available on U.S. Government general issue Treasury securities maturing nearest the Reset Date of the Note as reported in H.15(519) or the applicable successor publication (the "Government Yield");

    B. from the then existing interest rate under the Note, subtract the Government Yield (the resulting difference, if positive, the "Positive Spread") (if the resulting number is negative, the calculations in this subparagraph B shall not be applicable and the Yield Maintenance Amount shall be as stated in clause (x) above);

    C. divide the Positive Spread by 12 and multiply the quotient so obtained by the amount of such payment or required payment to determine the "Monthly Interest Shortfall"; and

    D. determine the present value on the date of such payment or required payment of the Monthly Interest Shortfall for each full and partial month remaining until the Reset Date by discounting each MonthlyInterest Shortfall at the Government Yield divided by twelve and find the sum of such present values, which sum shall be the amount calculated pursuant to this formula.

    All terms used in this Deed of Trust which are not defined above shall have the respective meanings set forth elsewhere in this Deed of Trust.

                              ARTICLE I
                     GRANT OF MORTGAGED PROPERTY

    SECTION 1.01 Granting Clause. Grantor, in consideration of the premises and in order to secure the payment of both the principal of and the interest on and any other sums payable pursuant to the Note, this Deed of Trust or any other document or instrument now or hereafter executed and delivered as further security for the indebtedness secured hereby or pursuant to the terms hereof or otherwise in connection with the loan evidenced by the Note and secured by this Deed of Trust (the Note, this Deed of Trust and any and all such other documents and instruments, including without limitation the Cash Reserve Agreement, any Transferee Cash Reserve Agreement, the Environmental Indemnification Agreement and the Assignment of Rents and Leases referred to in Section 4.01 hereof being hereinafter collectively referred to as the "Loan Documents") and the performance and observance of all the provisions of the Loan Documents (all such obligations, as the same may from time to time hereafter be renewed, increased, rearranged, modified, supplemented, restated and extended, other than those set forth in the Environmental Indemnification Agreement, being hereinafter collectively referred to as the "Secured Obligations"), hereby IRREVOCABLY GIVES, GRANTS, BARGAINS, SELLS, WARRANTS, ALIENS, REMISES, RELEASES, CONVEYS, ASSIGNS, TRANSFERS, MORTGAGES, HYPOTHECATES, DEPOSITS, PLEDGES, SETS OVER AND CONFIRMS unto Trustee and Trustee's successors and assigns, IN TRUST, with POW B OF SALE, right of entry and possession for the benefit and security of Beneficiary, all of Grantor's estate, right, title and interest in, to and under any and all of the following described property (the "Mortgaged Property") whether now owned or held or hereafter acquired:

      (i) the Premises;

      (ii)the Improvements;

      (iii)the Chattels;

      (iv)all (a) rents, issues, profits, receipts, revenues, royalties, contract rights, benefits, license fees, accounts receivable, concession fees, income, charges, rights, benefits and all other payments of any kind arising or issuing from or out of using, leasing, licensing, possessing, operating from, residing in, selling or otherwise enjoying the Premises or the Improvements, including, without limitation, rent, additional rent, minimum rent, percentage rent, parking maintenance charges or fees, tax and insurance contributions, proceeds of sale of electricity, gas, chilled and heated water and other utilities and services, deficiency rents, liquidated damages following default or late payment of rent, premiums payable by any tenant upon the exercise of a cancellation privilege provided for in any Lease and all proceeds payable under any policy of insurance covering loss of rents resulting from untenantability caused by destruction or damage to the Premises or the Improvements, together with any and all rights and claims of any kind which Grantor may have against any tenant under any Lease or any subtenants or occupants of the Premises or the Improvements, (b) cash, letters of credit, securities, security deposits given to secure the performance by tenants of their obligations under their respective Leases to the extent they may be lawfully assigned, and (c) all payments made by tenants on account of operating expenses, operating charges, real estate taxes and other similar items, and (d) other benefits of the Premises and the Improvements or any part thereof (all of the foregoing items described in subclauses (a) through (d) of this clause (iv) being hereinafter referred to collectively as the "Rents"), and all leases, subleases, lettings, licenses, concessions and other occupancy agreements (written or oral, now or hereafter in effect), together with all guaranties, modifications, renewals and extensions thereof, which grant a possessory interest in and to, or the right to use or enjoy all or any portion of the Premises or the Improvements (collectively, the "Leases"), now or hereafter entered into and all right, title and interest of Grantor thereunder, including, without limitation, cash or securities deposited thereunder to secure performance by the tenants of their obligations thereunder, whether such cash or securities are to be held until the expiration of the terms of such Leases or applied to one or more of the installments of rent coming due immediately prior to the expiration of such terms, all subject, however, to the provisions of the Assignment, of Rents and Leases referred to in Section 4.01 hereof;

  (v) the Cash Reserve, the Loan Reserve and all working capital and other similar accounts (including without limitation reserves for the replacement of Personal Property), and all inventory accounts, accounts receivable, contract rights, general intangibles, chattel paper, instruments, documents, notes, drafts, letters of credit and insurance policies arising from or related to the Premises or the Improvements and including all replacements and substitutions for, and additions to, any of the foregoing, subject, however, to Grantor's right to receive and apply any such accounts described above to be applied in accordance herewith prior to the occurrence of an Event of Default hereunder;

  (vi) all of Grantor's right, title and interest in, to and under all agreements, contracts, certificates, licenses, permits, warranties, instruments and other documents, now or hereafter entered into, pertaining to the construction, operation, management or sale or other disposition of the Premises or the Improvements;

  (vii) all unearned premiums accrued or to accrue under all insurance policies for the Premises or the Improvements obtained by Grantor, proceeds of insurance and condemnation awards, subject, however, to the provisions of Sections 2.09 and 2.15 hereof, and all rights of Grantor to refunds of real estate taxes and assessments:

  (viii) all of Grantor's right, title and interest in and to all trade names, trademarks and service marks now or hereafter used in connection with the Premises or the Improvements or any part thereof, together with good will appurtenant thereto;

  (ix) all of the books, computer software, records and files of or relating to the Premises or the Improvements now or hereafter maintained by Grantor or for its account;

  (x) all awards and claims for damages made and to be made for the taking by eminent domain of the whole or any part of the Premises or the Improvements, including without limitation any awards for change of grade of streets, all of which awards Grantor hereby assigns to Beneficiary;

  (xi) all mineral, water, oil and gas rights and privileges and royalties pertaining to the Premises; and

  (xii) all proceeds and products of the conversion, voluntary or involuntary, of any of the foregoing into cash or liquidated claims, including without limitation, but subject to the provisions of Sections 2.09 and 2.15 hereof, all judgments, awards of damages and settlements hereafter made resulting from condemnation proceeds or the taking of the Premises or the Improvements or any portion thereof under the power of eminent domain, any proceeds of any policies of insurance maintained with respect to the Premises or the Improvements or proceeds of any sale, option or contract to sell the Premises or the Improvements or any portion thereof, and all rights of Grantor to refunds of real estate taxes and assessments; and Grantor hereby authorizes, directs and empowers Beneficiary, at its option, on behalf of Grantor, or the successors or assigns of Grantor, subject to the provisions of Sections 2.09 and 2.15 hereof, to adjust, compromise, claim, collect and receive such proceeds, to give proper receipts and acquittances therefor, and, after deducting expenses of collection, to apply the net proceeds in the manner hereinafter provided.

  TO HAVE AND TO HOLD the Mortgaged Property unto Trustee, its successors and assigns forever, FOR THE PURPOSE OF SECURING the Secured Obligations and upon the uses herein set forth, together with all right to possession of the Mortgaged Property after the occurrence of any Event of Default (as hereinafter defined), Grantor hereby RELEASING AND WAIVING all rights under and by virtue of any homestead laws; and Grantor does hereby bind itself, its successors, assigns, executors and administrators to warrant and forever defend all and singular the Mortgaged Property unto Trustee, its successors and assigns against every person whomsoever lawfully claiming or to claim an interest in the same or any part thereof, subject only to the Permitted Exceptions.

  IN TRUST, to secure the payment to Beneficiary of the Secured Obligations and the performance of all covenants and agreements in the Loan Documents, whereupon this Deed of Trust shall cease and be void and the Mortgaged Property shall be released at the cost of Grantor.


                             ARTICLE II
                 CERTAIN REPRESENTATIONS, WARRANTIES
                      AND COVENANTS OF GRANTOR

  Grantor hereby represents and warrants where so stated to, and otherwise covenants and agrees with, Beneficiary as follows:

  SECTION 2.01 Title. Grantor represents and warrants that it has a good and marketable title to an indefeasible fee estate in the Premises and the Improvements subject to no lien, charge or encumbrance other than the Permitted Exceptions; that it owns the Chattels, all Leases and the Rents in respect of the Premises and the Improvements and all other personal property encumbered hereby free and clear of liens and claims of every nature whatsoever, including without limitation liens, pledges, mortgages, mechanics' or materialmen's liens, deeds of trust, security interests, claims, leases, charges, options, rights of first refusal, easements, restrictive covenants, encumbrances and other restrictions, limitations, charges or rights of others of any kind whatsoever (collectively, "Liens") other than the Permitted Exceptions; and that this Deed of Trust is and will remain a valid and enforceable lien on the Mortgaged Property subject only to the permitted Exceptions. Grantor has full power and lawful authority to subject the Mortgaged Property to the lien of this Deed of Trust in the manner and form herein done or intended hereafter to be done and to perform all of the other obligations to be performed by Grantor under the Loan Documents. Grantor will preserve such title, and will forever warrant and defend the same to Trustee and will forever warrant and defend the validity and such priority of the lien hereof against the claims of all persons and parties whomsoever.

  SECTION 2.02 Further Acts and Assurances. (a) Grantor will, at its sole cost and expense, do, execute, acknowledge and deliver all and every such further acts, deeds, conveyances, deeds of trust, mortgages, assignments, notices of assignment, transfers and assurances as Trustee or Beneficiary shall from time to time require, for the better assuring, conveying, assigning, transferring and confirming unto Trustee the property and rights hereby conveyed or assigned or intended now or hereafter-so to be, or which Grantor may be or may hereafter become bound to convey or assign to Trustee, or for carrying out the intention or facilitating the performance of the terms of this Deed of Trust, or for filing, registering or recording this Deed of Trust and, on demand, will execute and deliver, and hereby authorizes Trustee or Beneficiary to execute and file in Grantor's name one or more financing statements, chattel mortgages or comparable security instruments, to evidence or perfect more effectively Beneficiary's security interest in and the lien hereof upon the Chattels and other personal property encumbered hereby. Grantor hereby grants to each of Trustee and Beneficiary (each of whom may act singly) an irrevocable power of attorney coupled with an interest for such purpose.

  (b) Grantor will, at its sole cost and expense, do, execute, acknowledge and deliver all and every such acts, information reports, returns and withholding of monies as shall be necessary or appropriate to comply fully, or to cause full compliance, with all applicable information reporting and back-up withholding requirements of the Internal Revenue Code of 1986, as amended (including all regulations promulgated thereunder) in respect of the Premises and the Improvements and all transactions related to the Premises or the Improvements, and will at all times provide Beneficiary with satisfactory evidence of such compliance and notify Beneficiary of the information reported in connection with such compliance.

  SECTION 2.03 Filing and Recording. (a) Grantor forthwith upon the execution and delivery of this Deed of Trust, and thereafter from time to time, will cause this Deed of Trust and upon request of Beneficiary any other Loan Document creating a lien or evidencing the lien hereof upon the Mortgaged Property or any part thereof and each instrument of further assurance to be filed, registered or recorded in such manner and in such places as may be required by any present or future law in order to publish notice of and fully to protect the lien hereof upon, and the title of Trustee to and the interest of Beneficiary in, the Mortgaged Property.

  (b) Grantor will pay all filing, registration and recording fees, and all expenses incident to the execution and acknowledgment of this Deed of Trust, any deed of trust supplemental hereto and any other Loan Document (including any security instrument with respect to the Chattels), and any instrument of further assurance, and any expenses (including reasonable attorneys' fees and disbursements) incurred by Beneficiary in connection with the loan secured hereby and as otherwise provided herein, and will pay all federal, state, county and municipal mortgage recording taxes, stamp taxes and other taxes, duties, imposts, assessments and charges arising out of or in connection with the execution and delivery of the Loan Documents, any deed of trust supplemental hereto, any supplemental security instrument with respect to the Chattels or any instrument of further assurance.

  SECTION 2.04 Payment of Indebtedness. Grantor will (a) punctually pay the Secured Obligations at the time and place and in the manner specified in the Loan Documents, according to the true intent and meaning thereof, all in such coin or currency of the United States of America which at the time of such payment shall be legal tender for the payment of public and private debts and
(b) timely, fully and faithfully perform, discharge, observe and comply with each and all of Grantor's obligations to be performed under the Loan Documents. Grantor hereby represents and warrants that, as of the date hereof, there exist no offsets, counterclaims, or defenses against the Secured Obligations. Grantor shall have the privilege of making prepayments on the principal of the Note (in addition to the required payments thereunder) in accordance with the terms, conditions and limitations set forth in the Note but not otherwise.

  SECTION 2.05 Maintenance of Existence: Compliance with Laws. Grantor, if other than a natural person, will, so long as it is owner of all or part of the Mortgaged Property, do all things necessary to preserve and keep in full force and effect its existence, franchises, rights and privileges as a business or stock corporation, partnership, trust or other entity under the laws of the state of its formation and will comply with all regulations, rules, statutes, orders and decrees of any governmental authority or court applicable to it or to the Mortgaged Property or any part thereof. Grantor now has and shall continue to have the full right, power and authority to operate and lease the Premises and the Improvements, to encumber the Mortgaged Property as provided herein and to perform all of the other obligations to be performed by Grantor under the Loan Documents.

  SECTION 2.06 After-Acquired Property. All right, title and interest of Grantor in and to all extensions, improvements, betterments, renewals, substitutes and replacements of, and all additions and appurtenances to, the Mortgaged Property, hereafter acquired by, or released to, Grantor or constructed, assembled or placed by Grantor on the Premises, and all conversions of the security constituted thereby, immediately upon such acquisition, release, construction, assembling, placement or conversion, as the case may be, and in each such case, without any further deed of trust, conveyance, assignment or other act by Grantor, shall become subject to the lien of this Deed of Trust as fully and completely, and with the same effect, as though now owned by Grantor and specifically described in the granting clause hereof, but at any and all times Grantor will execute and deliver to Trustee any and all such further assurances, deeds of trust, conveyances or assignments thereof as Trustee or Beneficiary may reasonably require for the purpose of expressly and specifically subjecting the same to the lien of this Deed of Trust.

  SECTION 2.07  Payment of Impositions.  (a)  Subject to the provisions of
Section 2.26 hereof, Grantor, from time to time when the same shall become due and payable, or to the extent customarily permitted by prudent lenders to be paid by borrowers in the applicable jurisdiction during a grace period thereafter, within such grace period, and before any fine, penalty or interest may be added or imposed for late payments, will pay and discharge all taxes of every kind and nature (including real and personal property taxes and income, franchise, withholding, profits and gross receipts taxes), all general and special assessments, levies, permits, inspection and license fees, all water and sewer rents and charges, vault space rentals and all other governmental and public charges, whether of a like or different nature, any easement fees or charges, imposed upon or assessed against it or the Mortgaged Property or any part thereof or upon the revenues, rents, issues, income and profits of the Mortgaged Property or arising in respect of the occupancy, use, possession or sale or other disposition thereof, and all insurance premiums for insurance required by this Deed of Trust to be maintained by Grantor (collectively, "Impositions"; all Impositions with respect to real property taxes and insurance premiums for insurance required by this Deed of Trust to be maintained by Grantor being hereinafter referred to as "Property Impositions"). If any special assessment is payable in installments without payment of any penalty or premium, other than interest at a non-default rate prior to the due date of such installment, then Grantor may pay the same in installments. Grantor will, upon Beneficiary's request, deliver to Beneficiary receipts evidencing the payment of all Impositions. Grantor shall not claim or demand or be entitled to any credit or credits on account of the Secured Obligations for any part of the Impositions, and no deduction shall otherwise be made or claimed from the taxable value of this Deed of Trust or the Secured Obligations.

  (b) Grantor shall deposit at the time of each payment of an installment of interest or principal under the Note, an additional amount sufficient to discharge Grantor's obligations to pay any one or more Property Impositions when they become due. The determination of the amount so payable and of the fractional part thereof to be deposited with Beneficiary, so that the aggregate of such deposits shall be sufficient for this purpose, shall be made by Beneficiary. Such amounts shall be held by Beneficiary pursuant to Section
7.14 hereof and applied to the payment of the obligations in respect of which such amounts were deposited or, at Beneficiary's option, to the payment , said obligations in such order or priority as Beneficiary shall determine, on or before the respective dates on which the same or any of them would become delinquent. If one month prior to the due date of any of the aforementioned obligations the amounts then on deposit therefor shall be insufficient for the payment of such obligation in full, Grantor within ten (10) days after demand shall deposit the amount of the deficiency with Beneficiary. Nothing herein contained shall be deemed to affect any right or remedy of Beneficiary under any provisions of this Deed of Trust or of any statute or rule of law to pay any such amount and to add the amount so paid, together with interest thereon at the Default Rate, to the Secured Obligations.

  SECTION 2.08 Taxes of Trustee and Beneficiary. Grantor will pay all taxes incurred by Beneficiary by reason of Beneficiary's ownership of the Note, this Deed of Trust or any other Loan Document, including without limitation all real estate transfer and like taxes imposed in connection with a transfer of ownership of all or a portion of the Mortgaged Property pursuant to a foreclosure. a deed in lieu of foreclosure or otherwise. Without limiting the generality of the foregoing, if, by the laws of the United States of America, or of any state or municipality having jurisdiction over Beneficiary, Grantor, Trustee or the Premises, any tax is imposed or becomes due in respect of the issuance of the Note or the recording of this Deed of Trust, Grantor shall pay such tax in the manner required by such law. If any law, statute, rule, regulation, order or court decree has the effect of deducting from the value of the Premises or the Improvements for the purpose of taxation any lien thereon, or imposing upon Beneficiary or Trustee the payment of the whole or any part of the taxes required to be paid by Grantor, or changing in any way the laws relating to the taxation of mortgages or deeds of trust or debts secured by mortgages or deeds of trust or the interest of Grantor, Beneficiary or Trustee in the Premises or the Improvements, or the manner of collection of taxes, so as to affect this Deed of Trust, the Secured Obligations or Grantor, Beneficiary or Trustee, then, and in any such event, Grantor, upon demand by Beneficiary, shall pay such taxes, or reimburse Beneficiary therefor on demand, unless Beneficiary determines that such payment or reimbursement by Grantor is unlawful. In such event, the Secured Obligations shall be due and payable within ninety (90) days after written demand by Beneficiary to Grantor, but notwithstanding anything to the contrary contained in the Note, no prepayment penalty shall be due in this limited situation. Notwithstanding the foregoing, Grantor shall not be required to pay any income or franchise taxes imposed on Beneficiary's net income, excepting only such which may be levied against the income of Trustee or Beneficiary as a complete or partial substitute for taxes required to be paid by Grantor pursuant hereto.

  SECTION 2.09 Insurance; Casualties. (a) Grantor shall effect and maintain, or cause to be maintained, insurance for Grantor and the Mortgaged Property providing at least the following coverages, except to the extent Beneficiary may have heretofore or may hereafter otherwise agree in writing:

      (i) comprehensive all risk insurance on the Improvements and the Personal Property, including coverage against loss or damage by fire, collapse, lightning, windstorm, tornado, hail, vandalism and malicious mischief, electrical short circuit, sprinkler leakage, water damage, back-up of sewers and drains, bursting water mains, flood or mud slide in compliance with the Flood Disaster Protection Act of 1973, as amended from time to time (if the Land is now, or at any time while the Loan remains outstanding shall be, situated in any area which an appropriate governmental authority designates as a special flood hazard area, Zone A or Zone V), increased cost of construction and value of the undamaged portion of the Improvements and/or Personal Property arising out of physical loss or damage to the covered property by a peril insured against, and against loss or damage by such other, further and additional risks as now are or hereafter may be embraced by the standard extended coverage forms of endorsements, in each case (A) in an amount equal to 100% of their "Full Replacement Cost," which for purposes of this Deed of Trust shall mean actual replacement value (exclusive of costs of excavations, foundations, underground utilities and footings); (B) containing an agreed amount endorsement with respect to the Improvements and Personal Property waiving all co-insurance provisions; (C) containing an endorsement that all covered losses will be paid on a replacement cost basis, which shall mean the actual cost to repair without deduction for depreciation; and (D) providing for no deductible in excess of the lesser of five percent (5%) of the original principal amount of the Note or $100,000. The Full Replacement Cost shall be ascertained upon the date hereof by an appraiser or contractor designated and paid by Grantor and approved by Beneficiary, or by an engineer or appraiser in the regular employ of the insurer;

      (ii) insurance against loss or damage by earthquake and other sudden and abnormal earth movement (if the Land is now, or at any time while the Loan remains outstanding shall be, situated in any area which is classified as a Major Damage Zone, Zones 3 and 4, by the International Conference of Building Officials) in an amount equal to the probable maximum loss for the Premises, the Improvements and fixtures and equipment, as determined by Beneficiary, plus the cost of debris removal and demolition of the undamaged portion of the Improvements and/or Personal Property;

      (iii) Commercial General Liability insurance against claims for personal injury or bodily injury including death or property damage occurring upon, in or about the Premises or the Improvements, such insurance to (A) be on the so-called "occurrence" form with a combined single limit and appropriate annual aggregate limitations; (B) afford immediate protection at the date hereof to the limit of not less than $3,000,000 in respect of each personal injury, bodily injury or death to any person, to the limit of not less than $5,000,000 in respect of any one occurrence, and to the limit of not less than $1,000,000 in respect of any one occurrence for property damage; (C) continue at not less than the said limits until required to be changed by Beneficiary in writing by reason of changed economic conditions making such protection inadequate; and (D) cover at least the following hazards: (1) premises and operations; (2) products and completed operations on an "if any" basis; (3) independent contractors; (4) contractual liability covering the indemnities contained in this Deed of Trust and in the Environmental Indemnification Agreement to the extent the same is available; and (5) employee benefit liability;

      (iv) business interruption insurance or, as the case may be, rental loss insurance, (A) with loss payable to Beneficiary; (B) covering all risks required to be covered by the insurance provided for in subdivision (i) above;
(C) containing an extended period of indemnity endorsement which provides that, after the physical loss to the Improvements and Equipment has been repaired, the-continued loss of income will be insured until such income either returns to the same level it was at prior to the loss, or the expiration of twelve (12) months, whichever first occurs, and notwithstanding that the policy may expire prior to the end of such period; (D) agreeing to pay for losses whether the Premises or the Improvements are open to the public or not; (E) covering loss of income during construction and periods of alterations to the extent that physical damage would result in loss of income, whether or not the Premises or the Improvements are occupied or open to the public; and (F) in an amount equal to 100% of the projected gross income from the Premises and the Improvements for a period of one (1) year. The amount of such business interruption insurance shall be determined prior to the date hereof and at least once each year thereafter based on Grantor's reasonable estimate of the gross income from the Premises and the Improvements for the succeeding period selected by Beneficiary. In the event that all or any portion of the Premises or the Improvements shall be damaged or destroyed, Grantor shall and hereby does assign to Beneficiary all claims under the policies of such insurance and all amounts payable thereunder; and all net amounts, when collected by Beneficiary under such policies, shall be held in trust by Beneficiary and shall be applied to the Secured Obligations from time to time due and payable hereunder and under the Note and, so long as there exists no Event of Default hereunder and Beneficiary has not accelerated any of the Secured Obligations, any rental loss insurance proceeds in excess of scheduled debt service payments on the Note for the period for which such insurance proceeds are paid shall be remitted to Grantor; provided, however, that nothing herein contained shall be deemed to relieve Grantor of its obligation to pay any of the Secured Obligations on the respective dates of payment provided for in the Note and hereunder except to the extent such amounts are actually paid out of the proceeds of such business interruption or rental loss insurance;

      (v) at all times during which construction, structural repairs or alterations are being made with respect to the Improvements (A) owner's contingent or protective liability insurance covering claims not covered by or under the terms or provisions of the above mentioned Commercial General Public Liability insurance policy; and (B) the insurance provided for in subdivision
(i) of this paragraph (a) written in a so-called builder's risk completed value form (1) on a non-reporting basis, (2) against all risks insured against pursuant to subdivision (i) of this paragraph (a), and (3) including permission to occupy the Premises and the Improvements and with an agreed amount endorsement waiving co-insurance;

      (vi) workers' compensation, subject to the statutory limits of the applicable jurisdiction, and employer's liability insurance with a limit of at least $1,000,000.00 per accident or disease per employee, in respect of any work or operations on, about, or in connection with, the Mortgaged Property (if applicable);

      (vii) comprehensive boiler and machinery insurance, in such amounts as shall be reasonably required by Beneficiary;

      (viii) environmental impairment liability insurance offered through the ERIC Property Transfer Liability Insurance Policy Form #PTL 10 03 11 92, modified and endorsed in connection with the Loan, providing for a limit of $2,000,000 per discovery and $2,000,000 policy term aggregate or another policy of at least the same coverage with an insurance company approved by Beneficiary, and Grantor hereby acknowledges and agrees to Beneficiary's requirement that the insurance referred to in this clause (viii) shall on the date hereof be in full force and effect and fully paid for a period of not less than five (5) years from the date hereof, and that on or before the expiration of each anniversary of the date hereof such insurance shall be extended for an additional year up to and including the eleventh full year after the Funding Date; and

      (ix) such other insurance and in such amounts as Beneficiary from time to time may reasonably request against such other insurable hazards which at the time are commonly insured against in respect of property similar to the Mortgaged Property located in or around the region in which the Mortgaged Property is located.

All insurance provided for in this Section 2.09 shall be effected under valid and enforceable policies, in such forms and in such amounts, if not specified above, as may from time to time be satisfactory to Beneficiary, issued by financially sound and responsible insurance companies authorized to do business in the jurisdiction where the Premises are located as approved admitted or unadmitted carriers which have been approved by Beneficiary.
Prior to the date hereof, and thereafter not less than thirty (30) days prior to the expiration dates of the policies theretofore furnished to Beneficiary pursuant to this Section 2.09, certified original copies of the policies accompanied by evidence satisfactory to Beneficiary of payment of the first installment of the premiums therefor, shall be delivered by Grantor to Beneficiary; provided, however, that in the case of renewal policies, Grantor may furnish Beneficiary with binders therefor to be followed by the original policies when issued. Grantor shall provide Beneficiary with evidence of the full payment for each renewal policy prior to the expiration of the policy being renewed. All policies of insurance provided for or contemplated by this
Section 2.09 shall name Beneficiary and Grantor, as the insured or additional insured, as their respective interests may appear, and in the case of property damage insurance, shall contain a so-called New York standard mortgagee clause in favor of Beneficiary providing that the loss thereunder shall be payable to Beneficiary.


  (b) Grantor shall not take out separate insurance concurrent in form or contributing in the event of loss with that required to be maintained under this Deed of Trust, or any umbrella or blanket liability or casualty policy, unless, in each case, Beneficiary is included thereon as a named insured with loss payable to Beneficiary under a standard mortgagee endorsement of the character above described. Grantor shall immediately notify Beneficiary whenever any such separate, umbrella or blanket insurance is taken out and shall promptly deliver to Beneficiary the policy or policies of such insurance. Any blanket insurance policy shall specifically allocate to the Mortgaged Property the amount of coverage from time to time required hereunder and shall otherwise provide the same protection as would a separate policy insuring only the Mortgaged Property in compliance with the provisions of clause (a) of this Section 2.09.

  (c)     All policies of insurance provided for in clause (a) of this
Section 2.09 shall contain clauses or endorsements to the effect that:

      (i) no act or negligence of Grantor, or anyone acting for Grantor, or of any tenant under any Lease or other occupant or failure to comply with the provisions of any policy which might otherwise result in a forfeiture of such insurance or any part thereof shall in any way affect the validity or enforceability of such insurance insofar as Beneficiary is concerned;

      (ii)such policies shall not be materially changed (other than to increase the coverage provided thereby), cancelled or nonrenewed without at least 30 days' written notice to Beneficiary and any other party named therein as an insured thereunder; and

      (iii)Beneficiary shall not be liable for any premiums thereon or subject to any assessments thereunder.

  (d) Claims under each policy of insurance provided for or contemplated by clause (a) of this Section 2.09 (excluding third party liability, workers compensation and employers liability insurance) in excess of the lesser of (i) $500,000 or (ii) thirty percent (30X) of the then current principal amount of the Note shall be adjusted with the insurers and/or underwriters by Grantor and, if Beneficiary so elects (which election shall be made within thirty (30) days following Beneficiary's receipt of a Notice from Grantor of its right to such election), Beneficiary (provided that, so long as no Event of Default shall then have occurred and be continuing, Beneficiary agrees that it shall not settle any such claims without Grantor's consent (not to be unreasonably withheld, conditioned or delayed), and Grantor shall (subject to Beneficiary's reasonable discretion) be entitled to lead all negotiations with insurers and underwriters in connection with such claims). Any such claims which do not exceed the lesser of (i) $500,000 or (ii) thirty percent (30X) of the then current principal amount of the Note shall, so long as no Event of Default exists hereunder, be adjusted by Grantor. All costs and expenses of collecting or recovering any insurance proceeds under such policies, including without limitation any and all fees of attorneys, appraisers and adjusters, shall be paid by Grantor.



  (e) In the event of any damage to or destruction of the Premises or the Improvements, Grantor shall, promptly after obtaining knowledge of the occurrence thereof, give notice thereof to Beneficiary and shall, except as set forth in paragraphs (h) and (j) of this Section 2.09 and regardless of the dollar amount of such damage, proceed with reasonable diligence, at Grantor's sole cost and expense, to repair and restore or cause to be repaired or restored the Premises or the Improvements, as the case may be, or the portion thereof so damaged as nearly as practically possible to the condition the same were in immediately prior to such damage. If any Personal Property is damaged or lost as a result of such fire or other casualty, Grantor shall likewise, at its sole cost and expense, whether or not any insurance proceeds are available or adequate for such purpose, replace or cause to be replaced the Personal Property so damaged or lost. In the event that Grantor fails to advance any funds required for the completion of any such repairs or restoration, Beneficiary may, but shall not be obligated to, advance the required funds or any portion thereof, and Grantor shall, on demand, reimburse Beneficiary for all sums advanced and actual expenses incurred by Beneficiary in connection therewith (including without limitation the charges, disbursements and reasonable fees of Beneficiary's counsel), together with interest thereon at the Default Rate from the date each such advance is made or expense paid by Beneficiary to the date of receipt by Beneficiary of reimbursement from Grantor, which amounts and interest shall become part of the Secured Obligations and be secured hereby. All repairs and restoration required to be made by Grantor hereunder shall be performed in material compliance with all Laws and Orders and shall be without any liability or actual expense of any kind to Beneficiary.

  (f) The proceeds of any insurance policy so received shall be paid directly to Beneficiary and applied in accordance with the provisions of this
Section 2.09. Provided the conditions described in clauses (i) - (vii) below have been satisfied and subject to the limitation set forth in the immediately following sentence, such proceeds shall be paid over to Grantor from time to time to reimburse Grantor for the costs of restoration of the Improvements. Provided that (x) there exists no Event of Default hereunder, (y) the cost to restore the Premises and the Improvements, as determined by Beneficiary, does not exceed fifty percent (50%) of the then current principal amount of the Note, and (z) Grantor has notified Beneficiary of its intention to fully restore the Improvements, Beneficiary agrees to apply any such insurance proceeds received by Beneficiary (or a portion thereof if not all the Improvements are to be fully restored), which proceeds shall be held in an interest bearing account until paid or applied, to the reimbursement of Grantor's costs of restoring the Improvements provided the following conditions have been satisfied:

      (i) Beneficiary or, in the case of subclause (A) of this clause (i) at Beneficiary's option, a qualified independent construction consultant retained by Beneficiary, shall have reasonably determined that (A) the restoration of the Improvements to a Commercially Viable architectural whole of substantially the same use, value and character as immediately prior to such casualty can be completed by the then Maturity Date under and as defined in the Note at a cost which does not exceed the amount of available insurance proceeds, or in the event that such proceeds are determined by Beneficiary or such construction consultant to be inadequate, Beneficiary shall have received from Grantor a cash deposit equal to the excess of said estimated cost of restoration over the amount of available proceeds and (B) there shall be adequate cash flow from the Mortgaged Property together with the proceeds of any loss of rents insurance coverage to pay all debt service on the Note and all operating expenses in respect of the Mortgaged Property as they become due during the course of such restoration;

      (ii)
  if the restoration work (the "Restoration") is of a nature such that (x) a prudent owner or developer of real property would engage an architect or engineer to plan, design, implement, coordinate or supervise all or any thereof or (y) the services of an architect or engineer would be required to meet the requirements of local building ordinances or codes or otherwise to comply with Laws, prior to the commencement thereof (other than Restoration to be performed on an emergency basis to protect the Mortgaged Property), (A) an architect or engineer, reasonably approved by Beneficiary, shall be retained by Grantor at Grantor's expense and charged with the supervision of the Restoration and (B) Grantor shall have prepared, submitted to Beneficiary and secured Beneficiary's approval of the plans and specifications for such Restoration, which approval shall not be unreasonably withheld or delayed;

      (iii)
  each request for payment by Grantor shall be in form and substance satisfactory to Beneficiary, shall generally be in accordance with customary construction disbursement procedures and limitations, and shall be made on no less than ten (10) days' prior written notice to Beneficiary and shall be accompanied by a certificate to be prepared and executed by the architect or engineer, reasonably approved by Beneficiary, supervising the Restoration (if one is required pursuant to clause (ii) above), otherwise by an officer or general partner of Grantor, as applicable, stating that (A) all of the Restoration completed has been done in substantial compliance with the approved plans and specifications (if any are required pursuant to clause (ii) above), (B) the sum requested by Grantor is justly required to reimburse Grantor for payments by Grantor to the contractors, subcontractors, materialmen, laborers, engineers, architects or other persons (collectively "Contractors") rendering materials or services for the Restoration and shall include a brief description of such services and materials rendered, (C) when added to all sums previously paid out by Grantor with respect to the Restoration, the sum requested does not exceed the cost of the Restoration done as of the date of such certificate less retainage, (D) the amount of insurance proceeds remaining in the hands of Beneficiary, plus any further amounts deposited by Grantor with Beneficiary in connection with the Restoration, will be sufficient to pay for the lien free completion of the Restoration in a good and workmanlike manner in compliance with all applicable Laws and (E) none of the Restoration for which disbursement of proceeds is requested shall have been included in a previous request;

      (iv)
  Grantor shall cause to be delivered to Beneficiary appropriate lien waivers from each of the Contractors, with respect to which Grantor is seeking reimbursement or direct payment to such Contractors for Restoration performed by such party in such request for disbursement;

      (v) any cross-easement agreements and/or reciprocal easement agreements shall be in effect and the benefits contemplated thereunder continuing to inure to the Premises, in Beneficiary's reasonable determination, as are necessary for the continued legal and economic operation of the Premises and the improvements in a Commercially Viable manner;

      (vi)
  Beneficiary shall have received such surety bonds, completion guaranties and other assurances as Beneficiary shall reasonably require with respect to the completion of the Restoration; and

      (vii)
  no Event of Default shall exist under this Deed of Trust.

  Provided Grantor has satisfied the conditions in clauses (i) - (vii) above and continues to satisfy such conditions throughout the entire course of the Restoration, Beneficiary shall reimburse Grantor, or, at Beneficiary's option, make payments jointly to Grantor and such Contractors, from time to time as the Restoration progresses, but in no event more than once per calendar month and with a retainage equal to ten percent (lO%) of the portion of each disbursement applicable to Hard Costs, within ten (10) days following satisfaction of the last of such conditions to be satisfied, for costs incurred by Grantor with respect to the Restoration. If any excess proceeds remain after the Restoration is completed and paid for in full out of such proceeds, such excess proceeds shall be retained by Beneficiary and applied as follows:

  (I) If such excess proceeds shall be received within the first two (2) years following the Funding Date, such excess proceeds shall be applied on the last day of the month in which received to the payment of a portion of the Secured Obligations. In such event and at such time, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) an amount equal to the sum of (x) interest on the amount of such excess proceeds through and including the last day of the month in which the same shall be received, plus (y) the Yield Maintenance Amount calculated with respect to the amount of such excess proceeds.

  (II) If such excess proceeds shall be received during the third, fourth or fifth year following the Funding Date (but in any event prior to the First Permitted Prepayment Date), such excess proceeds shall be deposited in the Cash Reserve when received. In such event and upon such receipt, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) an amount equal to interest on the amount of such excess proceeds through and including the last day of the month in which the First Permitted Prepayment Date occurs which amount will also be deposited in the Cash Reserve when received.

  (III) If such excess proceeds shall be received at any time after the First Permitted Prepayment Date, such excess proceeds shall be applied on the last day of the month in which received to the payment of a portion of the Secured Obligations. In such event and at such time, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) an amount equal to the sum of (x) interest on the amount of such excess proceeds through and including the last day of the month in which the same shall be received, plus (y) the applicable prepayment penalty, if any, required pursuant to the Note, calculated with respect to the amount of such excess proceeds.

  In the event only a portion of the Improvements is to be restored, the allocable portion of the proceeds required for such Restoration, as determined by Beneficiary, shall be applied to such Restoration as contemplated above, with the balance of such proceeds to be retained by Beneficiary and applied in the manner, at the times and in the amounts set forth above in the immediately preceding three (3) paragraphs of this Section 2.09(f). Interest, if any, earned on insurance proceeds while held by Beneficiary shall be added to the amount of such proceeds. If any of the foregoing conditions to the advance of insurance proceeds for Restoration are not satisfied at any time, Beneficiary shall have the option at any time thereafter to apply such insurance proceeds in the manner set forth in paragraph (i) of this Section 2.09; provided, however, that so long as there is no Event of Default hereunder, Beneficiary shall not apply such proceeds without first giving Grantor written notice, after which Grantor shall have thirty (30) days to cure any unsatisfied conditions set forth in clauses (i) - (vi) above; and provided, further, that in the event such unsatisfied condition is susceptible to cure but cannot with due diligence be cured by the payment of money or otherwise within such thirty
(30) day period, Grantor shall have such longer period (unless Beneficiary determines that delay in effecting such cure would have a material adverse impact on Beneficiary or the Mortgaged Property), but not to exceed one hundred twenty (120) days, as is required for Grantor to diligently cure such unsatisfied condition, provided that Grantor first notifies Beneficiary of its intention to cure such unsatisfied condition and actually commences the cure of such unsatisfied condition within the initial thirty (30) day period and at all times thereafter diligently prosecutes the cure of such unsatisfied condition with all due diligence to completion.

  (g)     [RESERVED]

  (h) In the event that (i) Grantor shall determine in its good faith judgment after any casualty, which determination is not disputed in good faith by Beneficiary, that the damage to the Improvements was so extensive as to make restoration and operation thereof not Commercially Viable, or (ii) after any casualty, Grantor fails to undertake or complete the Restoration, but is unable to satisfy Beneficiary that the Restoration is not Commercially Viable in Beneficiary's reasonable judgment, then:

      (I) If the casualty occurs at any time within the first two (2) years following the Funding Date, all of the Secured Obligations shall become due and payable on the last day of the month in which all insurance proceeds in respect of such casualty are received, and such insurance proceeds shall be paid over to Beneficiary and applied on such last day of the month in payment of the Secured Obligations. In such event and at such time, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) the amount, if any, by which (x) the sum of (A) the unpaid principal balance of the Note, (B) interest on the Note through and including the last day of such month, (C) the Yield Maintenance Amount calculated with respect to the unpaid principal balance of the Note, and (D) all other Secured Obligations, if any, exceeds (y) the amount of such insurance proceeds so and the several amounts described in subclauses (A) through (D) of this clause
(I) shall be applied in payment of the respective obligations described in such subclauses.


      (II)If the casualty occurs at any time during the third, fourth or fifth year following the Funding Date (but in any event prior to the First Permitted Prepayment Date), such insurance proceeds shall be paid over to Beneficiary and deposited in the Cash Reserve. In such event and upon the receipt of all such insurance proceeds, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) the amount, if any, by which (x) the sum of (A) the unpaid principal balance of the Note, (B) interest on the Note through and including the last day of the month in which the First Permitted Prepayment Date occurs, and (C) all other Secured Obligations, if any, exceeds (y) the amount of such insurance proceeds so received by Beneficiary, and the several amounts described in subclauses (A) through (C) of this clause (II) shall be deposited in the Cash Reserve, to be used and applied as provided in the Cash Reserve Agreement or the Transferee Cash Reserve Agreement, as applicable.

      (III)If the casualty occurs at any time on or after the First Permitted Prepayment Date, all of the Secured Obligations shall become due and payable on the last day of the month in which all insurance proceeds in respect of such casualty are received, and such insurance proceeds shall be paid over to Beneficiary and applied on such last day of the month in payment of the Secured Obligations. In such event and at such time, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) the amount, if any, by which (x) the sum of (A) the unpaid principal balance of the Note, (B) interest on the Note through and including the last day of such month, (C) the applicable prepayment penalty, if any, required pursuant to the Note, and (D) all other Secured Obligations, if any, exceeds (y) the amount of such insurance proceeds so received by Beneficiary, and the several amounts described in subclauses (A) through (D) of this clause (III) shall be applied in payment of the respective obligations described in such subclauses.

  (i)     [Reserved]

  (j) In the event that (i) Grantor seeks and elects to fully restore the Improvements (or a discrete portion thereof) and makes a good faith showing that the restoration and operation of the Improvements (or such portion thereof) would be Commercially Viable and that Grantor has the resources to reconstruct and operate the Improvements (or such portion thereof) as such, and (ii) Beneficiary nonetheless shall require that insurance proceeds be held for payment of the debt and not made available for restoration after having made a determination in its good faith judgment after any casualty that the damage to the Improvements (or such portion thereof) was so extensive as to make restoration and operation thereof not Commercially Viable, all such insurance proceeds (or, where Grantor's showing and Beneficiary's determination relate to a discrete portion of the Improvements, such portion of such insurance proceeds as Beneficiary shall allocate to the portion of the Improvements not being restored) shall be paid over to Beneficiary and applied in payment of the Secured Obligations, and Grantor shall not be permitted to restore the Improvements (or such portion thereof) so long as this Deed of Trust is in effect, but shall be obligated to prepay the Note (or, in the case of a portion of the improvements, to make a prepayment of a portion of the principal balance of the Note) and obtain a release of this Deed of Trust in accordance with Section 7.06 hereof (or a release of the lien of this Deed of Trust from the discrete portion of the Improvements not being restored and the part of the Land underlying such portion if Beneficiary determines that such partial release is practicable) by paying to Beneficiary (in addition to Beneficiary's receipt of all such proceeds that Beneficiary shall have allocated to the portion of the Improvements not being restored) the following:

      (I) In the case where Grantor's good faith showing and Beneficiary's determination relate to all of the Improvements, the amount, if any, by which
(x) the sum of (A) the unpaid principal balance of the Note, (B) interest on the Note through and including the last day of the month in which the amount described in the immediately preceding clause (A) is paid, and (C) all other Secured Obligations, if any, exceeds (y) the amount of insurance proceeds in respect of such casualty received by Beneficiary. Beneficiary shall apply the several amounts described in subclauses (A) through (C) of this clause (I) in payment of the respective obligations described in such subclauses.

      (II)In the case where Grantor's good faith showing and Beneficiary's determination relate to a discrete portion of the Improvements, interest on the amount of insurance proceeds applied in reduction of the Secured Obligations through and including the last day of the month in which such proceeds shall be so applied. Beneficiary shall apply the amount of such interest in reduction of the Secured Obligations.

In the limited situation described in this paragraph (J), no Yield Maintenance Amount and no prepayment premium shall be due and payable.

  (k) Notwithstanding anything to the contrary contained herein, the application of any insurance proceeds by Beneficiary to the Secured Obligations or the repair or restoration of any part of the Mortgaged Property as provided in this Section 2.09 shall not reduce or excuse in any manner whatsoever Grantor's obligations diligently to repair and restore or cause to be repaired and restored the damaged portion of the Mortgaged Property, to the extent required by Section 2.09(e) hereof.

  (1) No destruction of or damage to the Mortgaged Property, or any part thereof, by fire or other casualty whatsoever, whether such damage or destruction be partial or total or otherwise, shall relieve Grantor from its liability to pay in full as and when due the Secured Obligations, or from timely, fully and faithfully performing all its other obligations hereunder and under the Loan Documents. No application of insurance proceeds to the reduction of the Secured Obligations shall have the effect of releasing the lien of this Deed of Trust from all or any portion of the Mortgaged Property until and unless all of the Secured Obligations have been paid in full.

  (m) If the Premises are located in an area which has been identified by the Secretary of the United States Department of Housing and Urban Development as a flood hazard area, Grantor will keep the Improvements covered, until all sums secured hereby have been repaid in full, by flood insurance in an amount at least equal to the full amount of the Note or the maximum limit of coverage available for the Premises under the National Flood Insurance Act of 1968, whichever is less.

  SECTION 2.10 Advances by Trustee or Beneficiary. If Grantor shall fail to perform any of the covenants contained in this Deed of Trust, Trustee or Beneficiary may, after written notice to Grantor except in the event of an emergency, make advances to perform the same on its behalf, and all sums so advanced shall be a lien upon the Mortgaged Property and shall be secured hereby. Grantor will repay on demand all sums so advanced on its behalf together with interest thereon at the Default Rate. The provisions of this
Section 2.10 shall not prevent any default in the observance of any covenant contained in this Deed of Trust from constituting an Event of Default.

  SECTION 2.11 Books and Records; Financial Information Reporting. (a) Grantor will keep adequate records and books of account of Grantor and the Premises at the principal office of Grantor in accordance with generally accepted accounting principles consistently applied (except the use of cash basis shall be permitted) reflecting all financial transactions of Grantor in respect of the Mortgaged Property and will permit Trustee and Beneficiary, by their agents, accountants and attorneys, upon reasonable prior notice, to visit and inspect the Mortgaged Property and examine its records and books of account, to make copies and extracts thereof and to discuss its affairs, finances and accounts with the officers or general partners, as the case may be, of Grantor, at such reasonable times as may be requested by Trustee or Beneficiary. Promptly upon demand by Beneficiary, but not more frequently than twice in any calendar year with respect to any entity, Grantor, at its cost, shall cause to be delivered to Beneficiary reports established and/or maintained by any rating agency and/or credit verification organization designated by Beneficiary (collectively, the "Credit Agencies") with respect to the credit status and/or financial condition of, and/or history of default with respect to credit transactions by, Grantor, and/or its partners, principals or major shareholders (collectively the "Credit Reports"), and Grantor hereby expressly grants to Beneficiary the right, license and privilege to obtain the Credit Reports directly from the Credit Agencies at Grantor's cost.


  (b)     Grantor will deliver to Beneficiary within one hundred twenty
(120) days- after the close of its fiscal year its audited balance sheet and statement of profit, loss and cash flow setting forth in each case, in comparative form, figures for the preceding year certified by a reputable certified public accounting firm. Grantor shall also deliver to Beneficiary within (i) one hundred twenty (120) days after the close of each calendar year an annual operating statement for the Mortgaged Property setting forth, in comparative form, figures for the preceding year and (ii) thirty (30) days after the end of each calendar quarter, quarterly operating statements for the Premises setting forth, in comparative form, figures for the preceding quarter, together with a certified rent roll conforming to the requirements of
Section 2.16(f) hereof, in the case of annual operating statements certified by a reputable certified public accounting firm, and in the case of quarterly statements certified by Grantor's chief financial officer. Such annual operating statement for the Mortgaged Property may be in the form of a supplemental schedule to the audited balance sheets and statements of profit, loss and cash flow referred to in the first sentence of this paragraph (b), in which event it must be either covered by and subject to the same certification and audit opinion as are given in connection with such balance sheets and statements or covered by separate certification and audit opinion to the same effect. Throughout the term of this Deed of Trust, Grantor, with reasonable promptness, will deliver to Beneficiary such other information with respect to Grantor or the Mortgaged Property as Beneficiary may reasonably request from time to time. All financial statements of Grantor shall be prepared in accordance with generally accepted accounting principles consistently applied (except the use of cash basis shall be permitted), shall be delivered in duplicate and, in the case of Grantor, shall be accompanied by the certificate of a principal financial or accounting officer or general partner, as the case may be, of Grantor, dated within five (5) days of the delivery of such statements to Beneficiary, stating that such financial statements are true and correct and that he knows of no Event of Default, nor of any event which after notice or lapse of time or both would constitute an Event of Default, which has occurred and is continuing, or, if any such event or Event of Default has occurred and is continuing, specifying the nature and period of existence thereof and what action Grantor has taken or proposes to take with respect thereto, and, except as otherwise specified, stating that Grantor has fulfilled all of its obligations under this Deed of Trust which are required to be fulfilled on or prior to the date of such certificate.

  SECTION 2.12 Estoppel Certificates. (a) Grantor, within three (3) days upon request in person or within five (5) days upon request by mail, will furnish a written certificate, in recordable form, of the amount due whether for principal or interest on this Deed of Trust and whether any offsets, counterclaims or defenses exist against the indebtedness secured hereby, specifying the nature of any claimed offset, counterclaim or defense in reasonable detail. Such certificate shall also contain a statement that Grantor has no knowledge of the occurrence of any Event of Default nor of any other event, which, with the giving of notice or passage of time, or both, would constitute an Event of Default which has occurred and remains uncured as of the date of such certificate; or, if any such Event of Default or other default has occurred and remains uncured as of the date of such certificate, then such certificate shall contain a statement specifying the nature thereof, the time for which the same has continued and the action which Grantor has taken or proposes to take with respect thereto, and setting forth or describing such additional matters with respect to Grantor or the Mortgaged Property as Beneficiary shall request and such additional information as Beneficiary may reasonably request. Such certificate shall be certified to, and may be relied upon by, such parties as Beneficiary shall direct.

  (b) From time to time at the request of Grantor in connection with a proposed sale of the Mortgaged Property, but not more frequently than twice in any calendar year, Beneficiary shall execute and deliver to Grantor or Grantor's designee a certificate setting forth (i~ the date of the most recent debt service payment received by Beneficiary, (ii) the unpaid principal balance of the Note, (iii) the interest rate in effect under the Note, (iv) the Maturity Date of the Note and (v) whether or not Beneficiary has formally declared an Event of
Default which is still in effect. If Grantor shall request, Beneficiary shall attach to such certificate a list of the principal Loan Documents or, if thereafter specifically requested by Grantor, true and correct copies of the principal Loan Documents, including without limitation any amendments thereof.


  SECTION 2.13 Maintenance of Mortgaged Property; Waste; Repairs; Alterations. Grantor will not commit any waste on the Premises or make any change in the use of the Premises or the Improvements which will in any way increase the risk of any fire or other hazard arising out of construction or operation. Grantor will, at all times, maintain the Improvements and Chattels in good operating order and condition and will promptly make, from time to time, at Grantor's sole cost and expense, all structural and non-structural, ordinary and extraordinary, foreseen and unforeseen, repairs, renewals, replacements, additions and improvements in connection therewith which are necessary to such end. All such repairs, renewals, replacements, additions and improvements shall be at least substantially equal in quality to the original Improvements. Grantor will continuously manage or cause to be managed (other than during periods of repair after major casualty or substantial condemnation, with respect to the portions of the Mortgaged Property damaged or condemned) the Mortgaged Property in the manner and for the purposes heretofore used. The Improvements shall not be demolished or substantially altered, nor shall any Chattels be removed other than as provided in Section
2.29 hereof.

  SECTION 2.14 Environmental Matters. The representations and warranties contained in the Environmental Indemnification Agreement are true and correct

  SECTION 2.15 Condemnation Proceedings. (a) Grantor, immediately upon obtaining knowledge of the institution or pending institution of any proceedings for the condemnation of the Premises or the Improvements or any portion thereof, will notify Trustee and Beneficiary thereof. Trustee and Beneficiary may, at Grantor's cost and expense for reasonable third-party charges, participate in any such proceedings and may be represented therein by counsel of Beneficiary's selection; provided, however, that neither Trustee nor Beneficiary shall have the right to settle any condemnation action without Grantor's consent except if an Event of Default exists hereunder, in which case no such consent shall be required. Grantor from time to time will deliver to Beneficiary all instruments requested by it to permit or facilitate such participation. Grantor shall not make any agreement in lieu of condemnation of the Premises or the Improvements or any portion thereof without the consent of Beneficiary in each instance, which consent shall not be unreasonably withheld or delayed in the case of the taking of any insubstantial portion of the Premises or the Improvements which does not in Beneficiary's good faith judgment materially adversely affect the commercial viability of continued operation of the remainder of the Premises and the Improvements. In the event of such condemnation proceedings, the award or compensation payable is hereby assigned to and shall be paid to Beneficiary. Beneficiary shall be under no obligation to question the amount of any such award or compensation and may accept the same in the amount in which the same shall be paid. Grantor shall have the right, provided there exists no Event of Default hereunder, to pursue, at Grantor's sole cost and expense, any appeal of any condemnation award. Unless otherwise provided in this Section
2.15 Grantor shall, regardless of the extent of the taking, and whether or not any condemnation award proceeds are available therefor, proceed with reasonable diligence, at Grantor's sole cost and expense, to repair and restore or caused to be repaired or restored the remaining portion of the Premises and the Improvements into an architectural and Commercially Viable premises similar (to the greatest extent possible) to the previously existing structure, with such additional improvements as Grantor , subject to Beneficiary's approval, may elect to add. In the event that Grantor fails to advance any funds required for the completion of any such repair or restoration, Beneficiary may, but shall not be obligated to advance the required funds or any portion thereof, and Grantor shall, on demand, reimburse Beneficiary for all sums advanced and actual expenses incurred by Beneficiary in connection therewith (including without limitation the charges, disbursements and reasonable fees of Beneficiary's counsel), together with interest thereon at the Default Rate from the date each such advance is made or expense paid by Beneficiary to the date of receipt by Beneficiary of reimbursement from Grantor, which amounts and interest shall become part of the Secured Obligations and be secured hereby. All repairs and restoration required to be made by Grantor hereunder shall be performed in material compliance with all Laws and Orders and shall be without any liability or actual expense of any kind to Beneficiary.

  (b) The proceeds of any award or compensation so received shall be paid directly to Beneficiary and applied, regardless of the rate of interest payable on the award by the condemning authority, in accordance with the provisions of this Section 2.15. Provided the conditions described in clauses
(i) - (vii) below have been satisfied and subject to the limitations set forth in the immediately following sentence, such proceeds shall be paid over to Grantor or others as and to the extent provided herein for restoration of the remainder of the Premises and the Improvements. Provided that (x) there exists no Event of Default hereunder, (y) no more than fifty percent (50%) of the Premises or the Improvements have been subject to such taking, and (z) Grantor has notified Beneficiary of its intention to fully restore the remainder of the Premises and the Improvements, Beneficiary agrees to apply any such condemnation award proceeds received by Beneficiary (or such portion thereof as may be required), which proceeds shall be held in a Permitted Investment until paid or applied as hereinafter provided, to the costs of restoring the remainder of the Premises and the Improvements, and which proceeds shall be paid over to Grantor from time to time to reimburse Grantor for the costs of restoration of such remainder provided the following conditions have been satisfied:

  (i) Beneficiary or, in the case of subclause (A) of this clause (i) at Beneficiary's option, a qualified independent construction consultant retained by Beneficiary, shall have reasonably determined that (A) the restoration of the Improvements to a Commercially Viable architectural whole of substantially the same use, value and character as immediately prior to such taking can be completed by the then Maturity Date under and as defined in the Note at a cost which does not exceed the amount of available condemnation award proceeds, or in the event that such proceeds are determined by Beneficiary or such construction consultant to be inadequate, Beneficiary shall have received from Grantor a cash deposit equal to the excess of said estimated cost of restoration over the amount of available proceeds and (B) there shall be adequate cash flow from the Mortgaged Property together with the proceeds of any loss of rents insurance coverage to pay all debt service on the Note and all operating expenses in respect of the Mortgaged Property as they become due during the course of such restoration;

  (ii) if the restoration work (the "Work") is of a nature such that (x) a prudent owner or developer of real property would engage an architect or engineer to plan, design, implement, coordinate or supervise all or any thereof or (y) the services of an architect or engineer would be required to meet the requirements of local building ordinances or codes or otherwise to comply with Laws, prior to the commencement thereof (other than Work to be performed on an emergency basis to protect the Mortgaged Property), (A) an architect or engineer, reasonably approved by Beneficiary, shall be retained by Grantor at Grantor's expense and charged with the supervision of the Work and (B) Grantor shall have prepared, submitted to Beneficiary and secured Beneficiary's approval of the plans and specifications for such Work, which approval shall not be unreasonably withheld or delayed;


  (iii) each request for payment by Grantor shall be in form and substance satisfactory to Beneficiary, shall generally be in accordance with customary construction disbursement procedures and limitations, and shall be made on no less than ten (10) days' prior written notice to Beneficiary and shall be accompanied by a certificate to be prepared and executed by the architect or engineer, reasonably approved by Beneficiary, supervising the Work (if one is required pursuant to clause (ii) above), otherwise by an officer or general partner of Grantor, as applicable, stating that (A) all of the Work completed has been done in substantial compliance with the approved plans and specifications (if any are required pursuant to clause (ii) above), (B) the sum requested by Grantor is justly required to reimburse Grantor for payments by Grantor to the contractors and shall include a brief description of such services and materials rendered, (C) when added to all sums previously paid out by Grantor with respect to the Work, the sum requested does not exceed the cost of the Work done as of the date of such certificate less retainage, (D)
the amount of condemnation proceeds remaining in the       hands of
Beneficiary, plus any further amounts deposited by Grantor with Beneficiary in connection with the Work, will be sufficient to pay for the lien- free completion of the Work in a good and workmanlike manner in compliance with all applicable Laws and (E) none of the Work for which disbursement of proceeds is requested shall have been included in a previous request;

  (iv) Grantor shall cause to be delivered to Beneficiary appropriate lien waivers from each of the Contractors with respect to which Grantor is seeking reimbursement or direct payment to such Contractors for Work performed by such party in such request for disbursement;

  (v) any cross-easement agreements and/or reciprocal easement agreements shall be in effect and the benefits contemplated thereunder continuing to inure to the Premises and the Improvements, in Beneficiary's reasonable determination, as are necessary for the continued legal and economic operation of the Premises and the Improvements in a Commercially Viable manner;

  (vi) Beneficiary shall have received such surety bonds, completion
guaranties and other assurances as   Beneficiary shall reasonably require with
respect to the completion of the Work; and

  (vii)   no Event of Default shall exist under this Deed of Trust.

Provided Grantor has satisfied the conditions in clauses (i) - (vii) above and continues to satisfy such conditions throughout the entire course of the Work, Beneficiary shall reimburse Grantor, or, at Beneficiary's option, make payments jointly to Grantor and such Contractors, from time to time as the Work progresses, but in no event more than once per calendar month and with a retainage equal to ten percent (10%) of the portion of each disbursement applicable to Hard Costs, within ten (10) days following satisfaction of the last of such conditions to be satisfied, for costs incurred by Grantor with respect to the Work. If any excess proceeds remain after the Work is completed and paid for in full out of such proceeds, such excess proceeds shall be retained by Beneficiary and applied as follows:

       (I)If such excess proceeds shall be received within the first two (2) years following the Funding Date, such excess proceeds shall be applied on the last day of the month in which received to the payment of a portion of the Secured Obligations. In such event and at such time, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) an amount equal to the sum of (x) interest on the amount of such excess proceeds through and including the last day of the month in which the same shall be received, plus (y) the Yield Maintenance Amount calculated with respect to the amount of such excess proceeds.

       (II)If such excess proceeds shall be received during the third, fourth or fifth year following the Funding Date (but in any event prior to the First Permitted Prepayment Date), such excess proceeds shall be deposited in the Cash Reserve when received. In such event and upon such receipt, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) an amount equal to interest on the amount of such excess proceeds through and including the last day of the month in which the First Permitted Prepayment Date occurs which amount will also be deposited in the Cash Reserve when received.

       (III)If such excess proceeds shall be received at any time on or after the First Permitted Prepayment Date, such excess proceeds shall be applied on the last day of the month in which received to the payment of a portion of the Secured Obligations. In such event and at such time, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) an amount equal to the sum of (x) interest on the amount of such excess proceeds through and including the last day of the month in which the same shall be received, plus (y) the applicable prepayment penalty, if any, required pursuant to the Note, calculated with respect to the amount of such excess proceeds.

  In the event only a portion of the Premises and the Improvements is to be restored, the allocable portion of the proceeds required for such Work, as determined by Beneficiary, shall be applied to such Work as contemplated above, with the balance of such proceeds to be retained by Beneficiary and applied in the manner set forth above in the immediately preceding three (3) paragraphs of this Section 2.15(b). Interest, if any, earned on condemnation award proceeds while held by Beneficiary shall be added to the amount of such proceeds. If any of the foregoing conditions to the advance of condemnation award proceeds for the Work are not satisfied at any time, Beneficiary shall have the option at any time thereafter to apply such condemnation award proceeds, regardless of the rate of interest payable on the award by the condemning authority, in the manner set forth in paragraph (e) of this Section 2.15; provided, however, that so long as there is no Event of Default hereunder, Beneficiary shall not apply such proceeds without first giving Grantor written notice, after which Grantor shall have thirty (30) days to cure any unsatisfied conditions set forth in clauses (i) -(vi) above and provided, further, that in the event such unsatisfied condition is susceptible to cure but cannot with due diligence be cured by the payment of money or otherwise within such thirty (30) day period, Grantor shall have such longer period (unless Beneficiary determines that delay in effecting such cure would have a material adverse impact on Beneficiary or the Mortgaged Property), but not to exceed one hundred twenty (120) days, as is required for Grantor to diligently cure such unsatisfied condition, provided that Grantor first notifies Beneficiary of its intention to cure such unsatisfied condition and actually commences the cure of such unsatisfied condition within the initial thirty (30) day period and at all times thereafter diligently prosecutes the cure of such unsatisfied condition with all due diligence to completion.

  (c)  [RESERVED]

  (d) In the event that (i) Grantor shall determine in its good faith judgment after any taking of a portion of the Premises or the Improvements, which determination is not disputed in good faith by Beneficiary, that such taking was so extensive as to make continued operation of the remainder thereof not Commercially Viable or (ii) after any taking Grantor fails to undertake or complete the Work, but is unable to satisfy Beneficiary that the Work is not Commercially Viable in Beneficiary's reasonable judgment then:

       (I)If the taking occurs at any time within the first two (2) years following the Funding Date, all of the Secured Obligations shall become due and payable on the last day of the month in which all condemnation award proceeds in respect of such taking are received, and such condemnation award proceeds shall be paid over to Beneficiary and applied on such last day of the month in payment of the Secured Obligations. In such event and at such time, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) the amount, if any, by which (x) the sum of (A) the unpaid principal balance of the Note, (B) interest on the Note through and including the last day of such month, (C) the Yield Maintenance Amount calculated with respect to the unpaid principal balance of the Note, and (D) all other Secured Obligations, if any, exceeds (y) the amount of such condemnation award proceeds so received by Beneficiary, and the several amounts described in subclauses (A) through (D) of this clause (I) shall be applied in payment of the respective obligations described in such subclauses.

       (II)If the taking occurs at any time during the third, fourth or fifth year following the Funding Date (but in any event prior to the First Permitted Prepayment Date), such condemnation award proceeds shall be paid over to Beneficiary and deposited in the Cash Reserve. In such event and upon the receipt of all such condemnation award proceeds, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) the amount, if any, by which (x) the sum of (A) the unpaid principal balance of the Note, (B) interest on the Note through and including the last day of the month in which the First Permitted Prepayment Date occurs, and (C) all other Secured Obligations, if any, exceeds (y) the amount of such condemnation award proceeds so received by Beneficiary, and the several amounts described in subclauses (A) through (C) of this clause (II) shall be deposited in the Cash Reserve, to be used and applied as provided in the Cash Reserve Agreement or the Transferee Cash Reserve Agreement, as applicable.

       (III)If the taking occurs at any time on or after the First Permitted Prepayment Date, all of the Secured Obligations shall become due and payable on the last day of the month in which all condemnation award proceeds in respect of such taking are received, and such condemnation award proceeds shall be paid over to Beneficiary and applied on such last day of the month in payment of the Secured Obligations. In such event and at such time, Grantor shall pay to Beneficiary (in addition to Beneficiary's receipt of all such proceeds) the amount, if any, by which (x) the sum of (A) the unpaid principal balance of the Note, (B) interest on the Note through and including the last day of such month, (C) the applicable prepayment penalty, if any, required pursuant to the Note, and (D) all other Secured Obligations, if any, exceeds
(y) the amount of such condemnation award proceeds so received by Beneficiary, and the several amounts described in subclauses (A) through (D) of this clause
(III) shall be applied in payment of the respective obligations described in such subclauses.

  (e)  [Reserved]

  (f) In the event that (i) Grantor seeks and elects to fully restore the remaining portion of the Premises and the Improvements (or a discrete part thereof) and makes a good faith showing that the restoration and operation of such remaining portion of the Premises and the Improvements (or such part thereof) would be Commercially Viable and that Grantor has the resources to reconstruct and operate such remaining portion or such part thereof), and (ii) Beneficiary nonetheless shall require that condemnation award proceeds be held for payment of the debt and not made available for such restoration after having made a determination in its good faith judgment after any taking that the taking of a portion of the Premises or the Improvements was so extensive as to make continued operation of the remainder thereof (or of a part of such remainder) not Commercially Viable, all such condemnation award proceeds (or, where Grantor's showing and Beneficiary's determination relate to a discrete part of such remainder, such portion of the condemnation award proceeds as Beneficiary shall allocate to such part of such remainder, as well as such portion of the condemnation award proceeds as Beneficiary shall allocate to the portion of the Premises and the Improvements that shall have been taken) shall be paid over to Beneficiary and applied in payment of the Secured Obligations, and Grantor shall not be permitted to restore the remaining portion of the Premises or the Improvements (or such discrete part thereof) so long as this Deed of Trust is in effect, but shall be obligated to prepay the Note (or, in the case of a part of the remaining portion of the Premises and the Improvements, to make a prepayment of a portion of the principal balance of the Note) and obtain a release of this Deed of Trust in accordance with
Section 7.06 hereof (or a release of the lien of this Deed of Trust from the discrete part of the remaining portion of the Premises and the Improvements not being restored if Beneficiary determines that such partial release is practicable by paying to Beneficiary (in addition to Beneficiary's receipt of all such proceeds that Beneficiary shall have allocated to the portion of the Premises and the Improvements not being restored, as well as such portion of the condemnation award proceeds as Beneficiary shall have allocated to the portion of the Premises and the Improvements that shall have been taken) the following:

       (I)In the case where Grantor's good faith showing and Beneficiary's determination relate to all of the remainder of the Premises and the Improvements, the amount, if any, by which (x) the sum of (A) the unpaid principal balance of the Note, (B) interest on the Note through and including the last day of the month in which the amount described in the immediately preceding clause (A) is paid, and (C) all other Secured Obligations, if any, exceeds (y) the amount of condemnation award proceeds in respect of such taking received by Beneficiary. Beneficiary shall apply the several amounts described in subclauses (A) through (C) of this clause (I) in payment of the respective obligations described in such subclauses.

       (II)In the case where Grantor's good faith showing and Beneficiary's determination relate to a discrete part of the remainder of the Premises and the Improvements, interest on the amount of condemnation award proceeds applied in reduction of the Secured Obligations through and including the last day of the month in which such proceeds shall be so applied in reduction of the Secured Obligations. Beneficiary shall apply the amount of such interest in reduction of the Secured Obligations.

In the limited situation described in this paragraph (f), no Yield Maintenance Amount and no prepayment penalty shall be due and payable.

       (g)Notwithstanding any taking by public or quasi-public authority through eminent domain or otherwise, Grantor agrees to continue to pay all amounts due in respect of the Secured Obligations, which shall not be reduced until any award or payment therefor shall have been actually received by Beneficiary and applied to the discharge of the Secured Obligations. No application of the proceeds of any award for condemnation or payments in lieu thereof to the reduction of the Secured Obligations shall have the effect of releasing the lien of this Deed of Trust from the portion, if any, of the Mortgaged Property not taken until and unless all of the Secured Obligations have been paid in full.

       (h)In the event of any temporary taking of the Mortgaged Property or any portion thereof in condemnation or by eminent domain, Grantor shall continue to pay all principal, interest and other Secured Obligations when due and payable under the Note and the other Loan Documents whether or not the proceeds of any award for such temporary taking are applied pursuant to the terms of this paragraph (h) to the prepayment of the Note and the payment of the other Secured Obligations. Unless an Event of Default exists hereunder in which case Beneficiary shall be free to apply such proceeds to the Secured Obligations in such order and priority as Beneficiary shall determine, Grantor shall receive the proceeds of such award for a temporary taking; provided, however, that if any award payable to Grantor on account of such taking is made in a lump sum or is payable other than in equal monthly installments over the term of the temporary taking, then, if but only if, no Event of Default exists hereunder, the award shall be paid over to Beneficiary (who shall hold the same in Permitted Investments) and applied by Beneficiary to the payment of each monthly installment of interest and principal due under the Note and all of the other Secured Obligations as and when the same become due and payable. The excess (if any) of such award received by Beneficiary over such monthly installment of interest and other Secured Obligations falling due for the entire period with respect to which such award was paid shall, monthly, be paid to or on behalf of Grantor for use solely in paying, with respect to the Premises and the Improvements, real estate and personal property taxes, insurance premiums, labor charges, repairs, utilities, accounting and legal expenses and other operating expenses; and provided further, that any unapplied portion of such award held by Beneficiary when such taking ceases or expires, or after all of the Secured Obligations shall have been paid in full (whichever first occurs), plus any interest accrued thereon, shall be repaid to Grantor. If while the proceeds of any such award are held by Beneficiary an Event of Default shall have occurred and be continuing, or Beneficiary shall have accelerated the Secured Obligations, Beneficiary may apply such proceeds in reduction of the Secured Obligations in such order and priority as Beneficiary shall determine.

  (i) Every reference to "condemnation award proceeds" or "proceeds" contained in this Section 2.15 shall be deemed to include payments in lieu thereof in any form.

  SECTION 2.16  Leases.  (a)  Grantor will not without Beneficiary's consent
(i) execute an assignment of the Rents or any part thereof from the Premises or the Improvements; (ii) except where the lessee is in default thereunder, terminate or consent to the cancellation or surrender of any Lease of the Premises or the Improvements or of any part thereof, now existing or hereafter to be made, having an unexpired term of one (1) year or more, provided, however, that any Lease may be cancelled if either (A) promptly after the cancellation or surrender thereof a new Lease is entered into with a new lessee having a credit standing, in the reasonable judgment of Beneficiary, at least equivalent to that of the lessee whose Lease was cancelled, and which new Lease, taken as a whole, is on not less favorable terms than the terminated or cancelled Lease or (B)(I) no Event of Default exists hereunder,
(II) such Lease demises no more than ten percent (10%) of the net rentable area of the Improvements and accounts for no more than ten percent (10%) of the gross rents payable in respect of the Premises and the Improvements, (III) the tenant under such Lease is not an Affiliate of Grantor, and (IV) such termination, cancellation or surrender is at arm's length and is commercially reasonable and compatible with good leasing practices for similar first class properties in the jurisdiction in which the Premises are located and occurs in the ordinary course of Grantor's business as an owner and operator of the Premises and the Improvements; (iii) modify any such Lease so as to shorten the unexpired term thereof or so as to decrease, waive or compromise in any manner the amount of the Rents payable thereunder or materially expand the obligations of the lessor thereunder; provided, however, that Grantor may modify any Lease without Beneficiary's consent so long as (A) the conditions described in subclauses (I), (II) and (III) of clause (ii) above shall have been satisfied and (B) the modification of such Lease is at arms' length and is commercially reasonable and compatible with good leasing practices for similar first class properties in the jurisdiction in which the Premises are located and occurs in the ordinary course of Grantor's business as an owner and operator of the Premises and the Improvements; (iv) accept prepayments of any installments of Rents to become due under such Leases, except prepayments in the nature of security for the performance of the lessees thereunder-; (v) modify, release or terminate any guaranties of any such Lease unless Grantor has the right to modify or terminate such Lease, or (vi) in any other manner impair the value of the Mortgaged Property or the security of this Deed of Trust. In all events, Grantor shall furnish to Beneficiary copies of all Leases hereafter entered into, as well as copies of all documents effecting the modification, release, cancellation, termination, or surrender of any Lease or of any guaranty of any Lease promptly after the execution thereof. Grantor represents and warrants to Beneficiary that no rent has been paid by any person in possession of any portion of the Premises or the Improvements for more than one installment in advance except for prepayments in the nature of security for the performance of the lessees thereunder as set forth on the rent roll heretofore delivered by Grantor to Beneficiary. Beneficiary hereby consents to any termination, cancellation, surrender or modification of any Lease under circumstances that satisfy the requirements of any of sub-clauses
(A) and (B) of clause (ii) of this paragraph. No further consent of Beneficiary to any such termination, cancellation or surrender shall be required.

  (b) Grantor will not execute any Lease of all or a substantial portion of the Premises or the Improvements except for actual occupancy by the lessee thereunder, and will at all times promptly and faithfully perform, or cause to be performed, all of the covenants, conditions and agreements contained in all Leases of the Premises and the Improvements or portions thereof now or hereafter existing, on the part of the lessor thereunder to be kept and performed so as to assure that no lessee at any time has the legal right, as a result of Grantor's non-performance, to withhold any payments of rent required pursuant to its Lease or to terminate such Lease and will at all times do all things necessary to compel performance by the lessee under each Lease of all material obligations, covenants and agreements by such lessee to be performed thereunder. Each and every Lease of the Premises or the Improvements or any portion thereof hereafter executed shall (i) provide for the giving by the lessee of certificates with respect to the status of such Lease, and Grantor shall exercise its right to request such certificates within five (5) days of any demand therefor by Beneficiary, and (ii) grant Beneficiary the right to enter upon and inspect the leased premises pursuant to Section 2.30 hereof.

  (c) Each Lease of the Premises or the Improvements, or of any part thereof, hereafter executed shall provide that, in the event of the enforcement by Trustee or Beneficiary of the remedies provided for by law or by this Deed of Trust, the lessee thereunder will, upon request of any person succeeding to the interest of Grantor as a result of such enforcement, automatically become the lessee of said successor in interest, without change in the terms or other provisions of such Lease, provided, however, that said successor in interest shall not be (i) bound by any payment of rent or additional rent for more than one (1) month in advance, except prepayments in the nature of security for the performance by said lessee of its obligations under said Lease, (ii) bound by any amendment or modification of the Lease made in violation of Section 2.16(a) hereof without the consent of Beneficiary or such successor-in interest, (iii) liable for any act or omission of any previous lessor (including Grantor), (iv) subject to any offset, defense or counterclaim that such lessee might be entitled to assert against any previous lessor (including Grantor), or (v) liable for any deposit that such lessee may have given to any previous lessor (including Grantor) that has not, as such, been transferred to such successor in interest, unless such consent was not required pursuant to this Section 2.16. Each Lease shall also provide that, upon request by said successor in interest, such lessee shall execute and deliver an instrument or instruments confirming such attornment.


  (d) Beneficiary shall have the right to approve the form and substance of any and all Leases of the Premises or the Improvements before they are entered into except as set forth below, as well as the proposed standard form lease for the Improvements. Provided that there is no Event of Default hereunder, Grantor shall have the right, without Beneficiary's consent, to enter into Leases of the Improvements which comply with the following requirements:

      (i) such Lease shall be on the standard form of lease previously approved by Beneficiary for the Mortgaged Property without deviations other than those of a non-material nature;

       (ii)
  the term of such Lease, including all extension options, shall not be in excess of five (5) years unless such extension options provide for rent at the prevailing market rate as of the beginning of the option period;

       (iii)
  such Lease shall demise, including any expansion options, no more than ten percent (10%) of the net rentable area of the Improvements;

       (iv)
  rents payable under such Lease shall be no less than the fair market rent taking into account all aspects of the Lease;

       (v)
  such Lease shall be entered into with an arms-length tenant;

       (vi)
  the tenant under such Lease is restricted to a use which is compatible and consistent with the uses permitted under other Leases of the Improvements and such tenant's use does not violate an exclusive agreement contained in any other Lease of the Premises or the Improvements or cause such tenant or Lease to be subject to the approval of any other tenant unless such approval has been obtained in writing prior to the execution of such new Lease; and

       (vii)
  the terms of such Lease shall be otherwise in conformity with good leasing practices and shall be commercially reasonable for similar first class properties located in the jurisdiction in which the Premises are located.

In the event Grantor enters into any Lease pursuant to this paragraph, Grantor shall, promptly following the execution of such Lease, forward to Beneficiary a copy of such Lease together with a mark-up of the approved standard form Lease showing any changes made to such form and a certification that the Lease complies in all respects with the guidelines described in clauses (i)-(vii) above.

  (e) In the event Grantor submits any proposed new lease, or modification, termination, surrender or cancellation of any existing Lease, to Beneficiary for Beneficiary's approval in accordance with the terms set forth above, Beneficiary shall be deemed to have consented to such proposed new lease, or modification, termination, surrender or cancellation of such existing Lease, as the case may be, if (i) Grantor shall have submitted to Beneficiary an accurate and complete written summary of the business terms relating to such new lease, or modification, termination, surrender or cancellation of any existing Lease, and shall have requested approval thereof by Beneficiary in writing in accordance with the notice provisions set forth in Section 7.03 hereof, (ii) Beneficiary shall have approved such terms or shall not have disapproved the same within ten (10) days after Beneficiary's receipt of such request for approval thereof, (iii) Grantor thereafter shall have submitted such proposed new lease, or modification, termination, surrender or cancellation of any existing Lease, to Beneficiary for Beneficiary's approval in accordance with the notice provisions set forth in Section 7.03 hereof, and
(iv) Beneficiary shall not have disapproved the same within five (5) Business Days after Beneficiary's receipt of such request for approval thereof; provided that (x) the request for approval described in clause (i) of this paragraph (e) shall include the statement clearly marked at the top thereof reading as follows: "FAILURE TO RESPOND WITHIN TEN (10) DAYS FROM YOUR RECEIPT OF THIS NOTICE SHALL BE DEEMED YOUR APPROVAL OF THE MATTERS DESCRIBED
IN THIS NOTICE", (y) the request     approval described in clause (iii) of
this paragraph (e) shall include the statement clearly marked at the top thereof reading as follows: "FAILURE TO RESPOND WITHIN FIVE (5) BUSINESS DAYS FROM YOUR RECEIPT OF THIS NOTICE SHALL BE DEEMED YOUR APPROVAL OF THE MATTERS DESCRIBED IN THIS NOTICE", and (z) the proposed new lease, or the modification, termination, surrender or cancellation of such existing Lease, as the case may be, is an arms' length transaction with a Person who is not an Affiliate of Grantor which conforms with good leasing practices and is commercially reasonable for similar first class properties located in the jurisdiction in which the Premises are located.


  (f) Grantor shall deliver to Beneficiary within thirty (30) days following the end of each calendar quarter during the term of the Loan a schedule of all Leases in effect as of the last day of such calendar quarter, which schedule shall be certified by Grantor and shall include the following:
(i) the name of each tenant; (ii) the number of square feet of space affected by each tenant's Lease; (iii) the monthly and annual Rents, including base rent, additional rent, percentage rent, escalations, pass-through charges and any other kind of rent, under each Lease; (iv) the term of each Lease, including any extension and/or purchase options; and (v) the security deposit held under each Lease and the account in which such security deposit is being held, together with copies certified to be true and complete, of such Leases as shall be specified by Beneficiary.

  SECTION 2.17 Indemnification. Grantor will indemnify and hold Trustee and Beneficiary harmless against any loss or liability, cost or expense, including, without limitation, any judgments, attorney's fees, costs of appeal bonds and printing costs, arising out of or relating to any proceeding instituted by any claimant alleging a violation by Grantor of any applicable lien law.

  SECTION 2.18  Attorneys' Fees and Costs of Trustee and Beneficiary.
Grantor agrees to pay, within ten (10) business days after demand by the Trustee or Beneficiary, all actual expenses incurred by the Trustee or Beneficiary, including without limitation attorneys' charges, disbursements and reasonable fees, in connection with the enforcement by the Trustee or Beneficiary of any of the Note, this Deed of Trust or any of the other Loan Documents or in connection with the performance of Trustee's duties hereunder.

  SECTION 2.19 Solvency. Grantor and each and every General Partner of Grantor is Solvent, and no bankruptcy, reorganization, insolvency or similar proceeding under any state or federal law with respect to Grantor or any such principal has been initiated.

  SECTION 2.20 Due Authorization. The execution and delivery of the Loan Documents by Grantor and performance by Grantor of its obligations thereunder have been duly authorized by all necessary corporate and/or partnership action on the part of Grantor and its constituent entities, and do not and will not violate any present or future law or any rule, regulation, ordinance, order, write, injunction or decree of any court or governmental or quasi-governmental body, agency or other instrumentality (collectively, "Governmental Authorities n ) or any other requirement of law applicable to Grantor or the Mortgaged Property (collectively, "Laws"), or result in a breach of any of the terms, conditions or provisions of, or constitute a default under, or (except as created by the Loan Documents) result in the creation or imposition of any lien of any nature whatsoever upon any of the assets of Grantor pursuant to the terms of any mortgage, deed of trust, indenture, agreement or instrument to which Grantor is a party or by which it or any of its properties is bound. All authorizations, consents and approvals of, notices to, registrations or filings with, or other actions in respect of or by any Governmental Authority, required in connection with the execution and delivery of the Loan Documents by the Grantor, and performance by Grantor of its obligations thereunder have been duly obtained, given or taken and are in full force and effect.

  SECTION 2.21 No Default. No default has occurred and is continuing beyond the expiration of any applicable grace period under any note, loan agreement, indenture or other material agreement or instrument to which Grantor is a party that would constitute an Event of Default hereunder.

  SECTION 2.22 Single Purpose Entity. Grantor is, and will, during the term of this Deed of Trust, continue to be, a single purpose entity and agrees that it will not hereafter acquire any property other than the Mortgaged Property in any jurisdiction without the consent of Beneficiary. Grantor, or if Grantor consists of more than one entity, each Grantor hereby represents and warrants to, and covenants with, Beneficiary that, until such time as the Secured Obligations shall be paid in full, Grantor or each such Grantor, as the case may be:

  (a) shall maintain its existence as a limited partnership duly organized, validly existing and in good standing as a limited partnership under the laws of a State of the United States of America and maintain its chief executive office and principal place of business in a State of the United States of America;

  (b) shall maintain (i) its chief executive office and principal place of business separate and apart from that of each corporate general partner, or, within thirty (30) days after the date hereof, enter into a lease with its corporate general partner for office space for the chief executive office and principal place of business of Grantor on the premises of the chief executive office and principal place of business of such corporate general partner pursuant to a written lease, and (ii) its chief executive office and principal place of business separate and apart from the domicile of each individual general partner;

  (c) shall maintain business operations that are independent of, and substantial in relation to, those of each general partner, principal and Affiliate and transact a substantial percentage of its business with entities that are separate from those with which each general partner, principal and Affiliate transacts its business, and, without limiting the generality of the foregoing, conduct its business solely in its own name in order not (i) to mislead others as to the entity with which such other party is transacting business or (ii) to suggest that Grantor is responsible for the debts of any general partner, principal or Affiliate;

  (d) shall characterize each general partner and Affiliate as a separate person or entity in any report, tax return, financial statement, other accounting or business transaction;

  (e) shall have Grantor authorize all partnership actions to the extent required by its Certificate of Limited Partnership and Limited Partnership Agreement;

  (f) shall receive fair consideration and reasonably equivalent value in exchange for any conveyance, transfer or obligation to or for the benefit of each general partner;

  (g) shall maintain record title to the Mortgaged Property in the name of Grantor, and in no event shall title to any of the Mortgaged Property be recorded in the name of any general partner, Affiliate or any other person or entity;

  (h) shall not make any conveyance or transfer or incur any obligation to or for the benefit of any general partner with any intent to hinder, delay or defraud any creditor of Grantor or of any general partner;

  (i) shall not make or incur any conveyance, transfer or obligation to or for the benefit of any general partner or Affiliate at any time when it may be Insolvent or as a result of which it may be rendered Insolvent, or engage in any business or transaction with any general partner or Affiliate after which the property remaining with Grantor will be an unreasonably small capital, or make or incur any such conveyance, transfer or obligation to or for the benefit of any general partner or Affiliate if it intends to incur, or believes that it would incur, debts that would be beyond the ability of Grantor to pay as such debts matured;

  (j) shall not take any action to dissolve and wind up Grantor or file any petition to take advantage of any applicable insolvency, bankruptcy, liquidation or reorganization statute, and shall not make an assignment for the benefit of its creditors or voluntarily suspend payment of any of its obligations prior to the repayment in full of the Secured Obligations and shall take all action necessary to preclude the dissolution and winding up of the Grantor and to obtain the dismissal of any involuntary petition filed under the federal bankruptcy code with respect to Grantor prior to the repayment in full of the Secured Obligations;

  (k) does not own and shall not own any asset other than (i) the Mortgaged Property, (ii) such incidental personal property necessary for the operation of the Mortgaged Property, and (iii) unencumbered cash or securities;

  (l)  is not engaged and shall not engage in any business or   activity
other than in connection with the ownership, management or operation of the Property, and any such business transactions with any general partner or Affiliate shall be entered into upon terms and conditions that are intrinsically fair and substantially similar to those that would be available on an arms-length basis with third parties other than an Affiliate;

  (m) except for trade payables incurred in the ordinary course of business has not incurred and shall not incur any debt, secured or unsecured, direct or contingent (including guaranteeing any obligation), other than (i) the Secured Obligations, (ii) normal short-term obligations to trade creditors that are paid in the normal course of business when due and (iii) for customary advances by a general partner under Grantor's limited partnership agreement that, in the aggregate do not exceed ten percent (lO%) of the appraised value of the Mortgaged Property, or to any Affiliate or any creditor of any general partner or Affiliate;

  (n)  is and shall be Solvent and pay its liabilities from its assets;

  (o) has done or caused to be done and shall do all things necessary to preserve its existence, shall not, nor shall any partner, limited or general, or shareholder hereof, amend, modify or otherwise change its partnership certificate or partnership agreement;

  (p) shall conduct and operate its business as presently conducted and operated;

  (q) does and shall maintain its partnership records, books of account and bank accounts separate and apart from those of its Affiliates, its general partners or any other person or entity;

  (r) shall maintain adequate capital for the normal obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business transactions; and

  (s) shall not commingle its funds and other assets with those of any general partner, Affiliate or any other person or entity.

  SECTION 2.23  [RESERVED]

 SECTION 2.24 Compliance with Laws and Insurance Requirements. (a) Grantor, at its own sole cost and expense, shall promptly comply with all Laws, with all orders, rules and regulations (collectively, "Orders") of the National and Local Boards of Fire Underwriters or any other body or bodies exercising similar functions, with all restrictions and covenants of record, and with all conditions and requirements necessary to preserve and extend any and all rights, licenses, permits (including without limitation, all zoning variances, special exceptions and nonconforming uses), privileges, franchises and concessions, foreseen or unforeseen, ordinary as well as extraordinary, which may be applicable to the Mortgaged Property or any part thereof, or to the use or manner of use of the Mortgaged Property by the owners, tenants or occupants thereof, or any persons engaged in the operation or maintenance thereof, whether or not any such Laws or Orders shall necessitate structural changes or improvements or interfere with the use or enjoyment of the Mortgaged Property.

Grantor shall also procure, pay for and maintain all permits, licenses, approvals and other authorizations, necessary for the operation of its business at the Premises and the lawful use and occupancy of the Premises and the Improvements, or any part thereof, in connection therewith.

  (b) Grantor shall, at its own sole cost and expense, observe and comply in all material respects with the requirements of the policies of public liability, fire and all other insurance at any time in force with respect to the Mortgaged Property, and Grantor shall, in the event of any violation or attempted violation of the provisions of this Section 2.24 by any occupant of any portion of the Premises or the Improvements, take steps, immediately upon actual knowledge of such violation or attempted violation, to remedy or prevent the same, as the case may be.

  (c) Grantor shall have the right, after notice to Beneficiary, to contest by appropriate legal proceedings, diligently conducted in good faith, in the name of Grantor, the validity or application of any Laws, Orders or other matters of the nature referred to in this Section 2.24 subject to the following:

       (i)If by the terms of any such Law or Order, compliance therewith pending the prosecution of any such proceeding may legally be delayed without subjecting Grantor, Trustee or Beneficiary to any liability (other than for the payment or accrual of interest), civil or criminal, for failure so to comply therewith, or

       (ii)if any lien, charge or civil liability would be incurred by reason of any such delay, the same would not subject the Mortgaged Property or any part thereof to forfeiture, loss or suspension of operations, and Grantor
(a) furnishes Trustee and Beneficiary security satisfactory to Beneficiary against any loss or injury by reason of such contest or delay, and (b) prosecutes the contest with due diligence, then Grantor may delay compliance therewith until the final determination of any such proceeding.

  Grantor covenants that Trustee and Beneficiary shall not suffer or sustain-any liabilities or expenses by reason of any act or thing done or omitted to be done by Grantor pursuant to this paragraph (c) and that Grantor shall indemnify and hold harmless Trustee and Beneficiary from any such liability or expense.

  SECTION 2.25 Discharge of Liens. Grantor will pay, from time to time when the same shall become due, all lawful claims and demands of mechanics, materialmen, laborers, and others which, if unpaid, might result in, or permit the creation of, a Lien on the Mortgaged Property or any part thereof, or on the revenues, rents, royalties, issues, income and profits arising therefrom and in general will do or cause to be done everything necessary so that the lien hereof shall be fully preserved, at the sole cost and expense of Grantor and without expense to Trustee or Beneficiary. If any such Liens are filed, Grantor will cause the same to be permanently discharged of record by payment or otherwise, unless Grantor shall in good faith and at its own expense, be contesting such Lien or Liens or the validity thereof by appropriate legal proceedings which shall operate to prevent the collection thereof or other realization thereon or the sale or forfeiture of the Mortgaged Property, or any part thereof to satisfy the same; provided that during such contest Grantor shall provide an indemnity bond or other security reasonably satisfactory to Beneficiary to cover the amount of the contested item or items and the amount of the interest and penalties covering the period through which such proceedings may be expected to last, and in any event assuring the discharge of Grantor's obligation hereunder and of any additional charge, penalty or expense arising from or incurred as a result of such contest; and if Grantor shall have posted a bond as security against payment of any such Lien, interest, penalties and other charges related thereto, Beneficiary shall be named as an additional obligee under the bond. Except as provided above, Grantor will not directly or indirectly create, incur or suffer to exist any Lien on the Mortgaged Property or any part thereof (including without limitation any Lien securing the repayment of a loan made to Grantor by any partner(s), shareholder(s), officer(s), director(s) or trustee(s) of Grantor), whether or not junior to the lien of this Deed of Trust, other than the Permitted Exceptions, and as may be permitted by such other documents approved by Beneficiary as may be executed as further security for the Note or in favor of Beneficiary.

  SECTION 2.26 Contest of Impositions. Nothing in Section 2.07 hereof shall require the payment or discharge of any Imposition so long as Grantor shall in good faith and at its own expense, after giving notice to Beneficiary of its intention to do so, contest the same or the validity thereof by appropriate legal proceedings which shall operate to prevent the collection thereof or other realization thereon and the sale or forfeiture of the Mortgaged Property, or any part thereof, to satisfy the same; provided that during such contest Grantor shall provide security satisfactory to Beneficiary to cover the amount of the contested item or items and the amount of the interest and penalties covering the period through which such proceedings may be expected to last, and, in any event, assuring the discharge of Grantor's obligation hereunder and of any additional charge, penalty or expense arising from or incurred as a result of such contest; and provided further, that if at any time payment of any Imposition shall become necessary to prevent the delivery of a tax deed conveying the Mortgaged Property or any part thereof because of non-payment, then Grantor shall pay the same in sufficient time to prevent the delivery of such tax deed. If Grantor shall have posted a bond as security against payment of any Imposition, interest, penalties and other charges related thereto, Beneficiary shall be named as an additional obligee under the bond. If Grantor fails to prosecute any such contest with due diligence or fails to maintain sufficient funds or security on deposit as hereinabove provided, Beneficiary may, at its option, within ten (10) days following Beneficiary's written notice to Grantor (or such shorter period of time necessary in Beneficiary's opinion to prevent the collection of Impositions or the sale or forfeiture of the Premises or the Improvements or any part thereof or interest therein), apply the monies and liquidate any securities deposited with Beneficiary, in payment of, or on account of, such Impositions, or any portion thereof then unpaid, including all penalties and interest thereon. If the amount of the money and any such security so deposited is insufficient for the payment in full of such Impositions, together with all penalties and interest thereon, Grantor shall forthwith, upon demand, either deposit with Beneficiary a sum that, when added to such funds then on deposit, is sufficient to make such payment in full, or, if Beneficiary has applied funds on deposit on account of such Impositions, restore such deposit to an amount satisfactory to Beneficiary. Provided that Grantor is not then in default hereunder, Beneficiary shall, if so requested in writing by Grantor, after final disposition of such contest and upon Grantor's delivery to Beneficiary of an official bill for such Impositions, apply the money or security so deposited in full payment of such Impositions or that part thereof then unpaid, together with all penalties and interest thereon and return any excess to Grantor, unless Grantor has paid all such Impositions, together with all penalties and interest thereon, and has provided Beneficiary with evidence reasonably satisfactory to Beneficiary of such payment, in which event Beneficiary shall return such money or security to Grantor. All money held by Beneficiary pursuant to this Section 2.26 shall not be held in trust by Beneficiary and shall be held without any allowance of interest thereon.

  SECTION 2.27 Use of Mortgaged Property. Grantor will maintain, preserve and renew, from time to time, such rights of way, easements, grants, privileges, licenses and franchises as are necessary for the use and operation of the Mortgaged Property in the manner heretofore used and operated, and will not use or operate, or permit the use or operation of, the Mortgaged Property for any other purpose, initiate, join in or consent to any new private restrictive covenant (apart from any Permitted Exception), easement or other public or private restrictions to the use of the Mortgaged Property, without the consent in each instance of Beneficiary. Grantor shall, however, comply in all material respects with all lawful restrictive covenants which may at any time affect the Mortgaged Property and with zoning ordinances and other private and public restrictions as to the use thereof, and Grantor represents and warrants that the Mortgaged Property is in complete compliance with all such restrictive covenants and zoning ordinances and other private and public restrictions affecting the use thereof. Grantor will not cause or maintain any nuisance in, at or on the Mortgaged Property. Grantor will pay or cause to be paid all charges for all public and private utility services, all public and private rail and highway services (if any), all public and private communications services and all sprinkler systems and protective services at any time rendered to, or in connection with, the Mortgaged Property or any part thereof, will comply in all material respects, or use reasonable efforts to cause compliance with, all contracts relating to any such services, and will do all other things required for the maintenance and continuance of all such services.
  SECTION 2.28  [RESERVED]

  SECTION 2.29 Maintenance of Personal Property. Grantor shall cause the Improvements to be equipped with the Personal Property, to the extent and in the manner as shall be necessary, appropriate or required for the operation of the Premises and the Improvements. Except where appropriate replacements, free of superior Liens, are immediately made of a value at least equal to the value of the Personal Property being removed, no Personal Property covered hereunder shall be removed from the Premises without the consent of Beneficiary. The Personal Property so disposed of shall be promptly replaced with Personal Property of the same character and of at least equal usefulness and quality.

  SECTION 2.30 General Right of Entry. Grantor agrees that it will permit Beneficiary and its agents and designees from time to time upon reasonable advance notice (not less than one business day) and during regular business hours (or upon occurrence of any emergency situation, without advance notice and at any time) to enter upon and inspect the Mortgaged Property to determine its compliance with the requirements of this Deed of Trust and the other Loan Documents and to ascertain its condition.

  SECTION 2.31 Separate Tax Lot. Grantor represents and warrants that the Premises are assessed for real estate tax purposes as a wholly independent tax lot, separate from any adjoining land or improvements not constituting a part of such lot and that the Premises do not include any land or improvements constituting part of a tax lot for property not encumbered by this Deed of Trust.

  SECTION 2.32 Limitations on Transfer. (a) Grantor hereby covenants and agrees that, except to the extent otherwise permitted herein, it will not, without the consent in each instance of Beneficiary, (i) convey, sell, assign, lease or otherwise transfer any interest of Grantor in the Mortgaged Property or any portion thereof, (ii) pledge, mortgage, hypothecate, place a deed of trust or other Lien on or otherwise encumber Grantor's interest in the Mortgaged Property or any portion thereof, (iii) permit the conveyance, sale, assignment, pledge, mortgage, hypothecation or other transfer or disposition, (except involuntarily by operation of law as the result of the death of a partner) either directly or indirectly or through one or more step
transactions or         transactions, of interests in Grantor or in the
partners, shareholders, principals or trustees of Grantor or in the partners, shareholders, principals or trustees of such partners, shareholders, principals or trustees, or any portion thereof, except that limited partnership interests and non-controlling stock interests in entities other than Grantor may be transferred, or (iv) enter into or permit to be entered into any agreement or arrangement to do any of the foregoing (each of the aforesaid acts referred to in clauses (i) through (iv) above being referred to herein as a "Transfer"). Any conveyance, sale, assignment, lease, pledge, mortgage, hypothecation, encumbrance or transfer deemed to be such by operation of Law shall also be deemed to be a Transfer. Any attempted Transfer in violation of this Section shall be void and of no force or effect.

  (b)  Notwithstanding the foregoing, Beneficiary agrees that it will permit a single Transfer of Grantor's entire interest in the Mortgaged Property to a third party transferee subject to this Deed of Trust, so long as there is no Event of Default hereunder, if (i) such transferee meets underwriting standards of prudent institutional lenders as determined by Beneficiary, is not an Affiliate of Grantor and is a single-purpose entity that complies with the provisions of Section 2.22 hereof, (ii) the Transfer by Grantor to such transferee is made at arms' length, (iii) at the time of such Transfer, Beneficiary reasonably determines that (A) the Debt Service Coverage Ratio for the Loan based on the greater of (x) the interest rate then payable under the Note and (y) 2.80% per annum in excess of the average yield for Treasury Constant Maturities having a maturity of five (5) years, on the basis of yields reported -in H.15(519) or the applicable successor publication in effect for the week prior to the week in which Beneficiary makes such determination, is no less than 1.35:1 and (B) the loan-to-value ratio determined by dividing the then-current principal balance of the Note by the then-value of the Premises and the Improvements then constituting Mortgaged Property is no greater than seventy-five percent (75%) (each of which determinations shall be made by Beneficiary which determinations with respect
to loan-to-value ratios   , be made, at Beneficiary's option, on the basis of
the amount of consideration to be paid by such third party transferee to Grantor or the amount indicated in a current appraisal performed by an appraiser selected by Beneficiary but at the sole cost and expense of Grantor) at the time of such Transfer), (iv) such transferee executes and delivers an assumption agreement with respect to the Note, this Deed of Trust and the other Loan Documents in form and substance satisfactory to Beneficiary, (v) such transferee delivers or causes to be delivered to Beneficiary such opinions of counsel with respect to the assumption and related matters as Beneficiary shall request, (vi) such transferee pays all counsel fees and other reasonable costs to third parties incurred by Beneficiary in connection with the Transfer and assumption, but in no event less than $5,000, (vii) such transferee deposits in the Loan Reserve the full amount required to be deposited therein upon such Transfer as set forth in Section 2.33 hereof, if any, (viii) such Transferee enters into a Transferee Cash Reserve Agreement as set forth in Section 2.34 hereof in a form acceptable to Beneficiary and (ix) Beneficiary acknowledges full compliance with all of the conditions set forth in the immediately preceding clauses (i) - (viii) in a document that is recorded in the same official records in which this Deed of Trust is recorded.

In the event that Beneficiary determines that the aforesaid loan-to-value ratio set forth in subclause (B) above is greater than seventy-five percent (75%), or that the Debt Service Coverage Ratio is less than 1.35:1, then, such Transfer will nevertheless be permitted upon compliance with all of the requirements enumerated in all of clauses (i) through (ix) other than subclause (A) or (B), as applicable, of clause (iii) of this subparagraph of this subsection (b) if, in addition thereto, Grantor pays to Beneficiary (A) such amount (the "Principal Reduction Amount") as would be necessary to reduce the unpaid principal balance of the Note to an amount (I) that does not exceed seventy-five percent (75%) of the then value of the Premises and the Improvements then constituting Mortgaged Property as determined by Beneficiary and (II) which, if it were used to reduce the principal balance of the Note would result in a Debt Service Coverage Ratio of at least 1.35:1 for the Loan (as so reduced) and (B) the following:

       (I)if such Transfer is proposed to be consummated at any time within the first two (2) years following the Funding Date, the Yield Maintenance Amount calculated with respect to the Principal Reduction Amount;

       (II)if such Transfer is proposed to be consummated at any time within the third, fourth or fifth year following the Funding Date (but in any event prior to the First Permitted Prepayment Date), interest on the Principal Reduction Amount through and including the last day of the month in which the First Permitted Prepayment Date occurs; and

       (III)if such Transfer is proposed to be consummated at any time on or after the First Permitted Prepayment Date, the applicable prepayment penalty, if any, required pursuant to the Note, calculated with respect to the Principal Reduction Amount, plus interest on the Principal Reduction Amount through and including the last day of the month in which the same shall be received.

If the Principal Reduction Amount is paid at any time during the first two years following the Funding Date or at any time on or after the First Permitted Prepayment Date, it will be applied in reduction of the Secured Obligations on the last day of the month in which it is paid. If the Principal Reduction Amount is paid at any time during the third, fourth or fifth year following the Funding Date (but in any event prior to the First Permitted Prepayment Date), it will be deposited, together with the interest thereon paid pursuant to the immediately preceding clause (II), in the Cash Reserve, to be used and applied as provided in the Transferee Cash Reserve Agreement. Any Yield Maintenance Amount or prepayment penalty paid pursuant to this
Section 2.32(b) shall be applied in payment of the obligation far which it is paid.

  Further notwithstanding Section 2.32(a) hereof and the preceding paragraph of this Section 2.32(b), Beneficiary agrees that it will permit a Carlyle Transfer (as defined below) or a JMB Transfer (as defined below), so long as there is no Event of Default hereunder, if (i) the transferee meets underwriting standards of prudent institutional lenders as to credit worthiness, as determined by Beneficiary, (ii) the transferee executes and delivers an assumption agreement with respect to the obligations of the transferor, if any, under the Note, this Deed of Trust and the other Loan Documents in form and substance reasonably satisfactory to Beneficiary, (iii) the transferee delivers or causes to be delivered to Beneficiary such opinions of counsel with respect to the assumption and related matters as Beneficiary shall request, (iv) the transferee pays all counsel fees and other reasonable costs to third parties incurred by Beneficiary in connection with the Transfer, but in no event less than $5,000, (v) the transferee deposits in the Loan Reserve the full amount required to be deposited therein upon such Transfer as set forth in section 2.33 hereof, if any, and (vi) Beneficiary acknowledges full compliance with all of the conditions set forth in the immediately preceding clauses (i) - (v) in a document that is recorded in the same official records in which this Deed of Trust is recorded.

  Further notwithstanding Section 2.32(a) hereof and the preceding paragraphs of this Section 2.32(b), Beneficiary agrees that it will permit a REIT Transfer (as defined below), so long as there is no Event of Default hereunder, if (i) the transferee meets underwriting standards of prudent institutional lenders as to credit worthiness, as determined by Beneficiary,
(ii) at the time of such Transfer, Beneficiary reasonably determines that (A) the Debt Service Coverage Ratio for the Loan based on the greater of (x) the interest rate then payable under the Note and (y) 2.80% per annum in excess of the average yield for Treasury Constant Maturities having a maturity of five
(5) years, on the basis of yields reported in H.15(519) or the applicable successor publication in effect for the week prior to the week in which Beneficiary makes such determination, is no less than 1.35:1 and (B) the loan-to-value ratio determined by dividing the then-current principal balance of the Note by the then-value of the Premises and the Improvements then constituting Mortgaged Property is no greater than seventy-five percent (75%) (each of which determinations shall be made by Beneficiary (which determination with respect to loan-to-value ratio shall be made on the basis of the amount indicated in a current appraisal performed by an appraiser selected by Beneficiary but at the sole cost and expense of the transferor) at the time of such Transfer), (iii) the transferee executes and delivers an assumption agreement with respect to the obligations of the transferor, if any, under the Note, this Deed of Trust and the other Loan Documents in form and substance satisfactory to Beneficiary, (iv) the transferee delivers or causes to be delivered to Beneficiary such opinions of counsel with respect to the assumption and related matters as Beneficiary shall request, (v) the transferee pays all counsel fees and other reasonable costs to third parties incurred by Beneficiary in connection with the Transfer, but in no event less than $5,000, (vi) the transferee deposits in the Loan Reserve the full amount required to be deposited therein upon such Transfer as set forth in Section
2.33 hereof, if any, (vii) such Transferee enters into a Transferee Cash Reserve Agreement as set forth in Section 2.34 hereof in a form acceptable to Beneficiary and (viii) Beneficiary acknowledges full compliance with all of the conditions set forth in the immediately preceding clauses (i) - (vii) in a document that is recorded in the same official records in which this Deed of Trust is recorded. In the event that Beneficiary determines that the aforesaid loan-to-value ratio set forth in subclause (B) above is greater than seventy-five percent (75%), or that the Debt Service Coverage Ratio is less than 1.35:1, then, such Transfer will nevertheless be permitted upon compliance with all of the requirements enumerated in all of clauses (i) through (viii) other than subclause (A) or (B), as applicable, of clause (ii) of this subparagraph of this subsection (b) if, in addition thereto, (A) Grantor pays to Beneficiary such amount (the "Principal Reduction Amount") as would be necessary to reduce the unpaid principal balance of the Note to an amount (I) that does not exceed seventy-five percent (75%) of the then value of the Premises and the Improvements then constituting Mortgaged Property as determined by Beneficiary and (II) which, if it were used to reduce the principal balance of the Note would result in a Debt Service Coverage Ratio of at least 1.35:1 for the Loan (as so reduced), and (B) the following:

       (I)if such Transfer is proposed to be consummated at any time within the first two (2) years following the Funding Date, the Yield Maintenance Amount calculated with respect to the Principal Reduction Amount;

       (II)if such Transfer is proposed to be consummated at any time within the third, fourth or fifth year following the Funding Date (but in any event prior to the First Permitted Prepayment Date), interest on the Principal Reduction Amount through and including the last day of the month in which the First Permitted Prepayment Date occurs; and

       (III)if such Transfer is proposed to be consummated at any time on or after the First Permitted Prepayment Date, the applicable prepayment penalty, if any, required pursuant to the Note, calculated with respect to the Principal Reduction Amount, plus interest on the Principal Reduction Amount through and including the last day of the month in which the same shall be received.

If the Principal Reduction Amount is paid at any time during the first two years following the Funding Date or at any time on or after the First Permitted Prepayment Date, it will be applied in reduction of the Secured Obligations on the last day of the month in which it is paid. If the Principal Reduction Amount is paid at any time during the third, fourth or fifth year following the Funding Date (but in any event prior to the First Permitted Prepayment Date), it will be deposited, together with the interest thereon paid pursuant to the immediately preceding clause (II), in the Cash Reserve, to be used and applied as provided in the Transferee Cash Reserve Agreement. Any Yield Maintenance Amount or prepayment penalty paid pursuant to this
Section 2.32(b) shall be applied in payment of the obligation for which it is paid.

  For the purposes of this Section 2.32(b), a "Carlyle Transfer" shall mean a single Transfer of all or any part of Carlyle partnership interest in the Grantor to a third party transferee, so long as The John Akridge Company remains a general partner of the Grantor and is or becomes the managing general partner of Grantor and the Akridge Group owns an aggregate of 50% of the general and limited partnership interests in the Grantor.

  For the purposes of this Section 2.32(b), a "JMB Transfer" shall mean either (i) a single Transfer of all or any part of any partnership interest in Carlyle held by JMB or any JMB Approved Transferee (as defined below) to any person, firm or entity other than JMB or a JMB Approved Transferee or (ii) a single Transfer of any stock in JMB to any person, firm or entity other than to a current shareholder in JMB or a JMB Approved Transferee if such Transfer, either alone or when taken together with any previous Transfers of JMB stock permitted under Section 2.32(d) hereof, would result in a Transfer of a controlling stock interest in JMB, so long as, in either case, The John Akridge Company remains a general partner of the Grantor and is or becomes the managing general partner of Grantor and the Akridge Group owns an aggregate of 50% of the general and limited partnership interests in the Grantor.

  For the purposes of this Section 2.32(b), a "REIT Transfer" shall mean (i) a single Transfer of up to ninety-nine percent (99%) of the general and limited partnership interests in the Grantor to a publicly traded real estate investment trust ("REIT") or a master limited partnership controlled by a publicly traded REIT (a "Master Limited Partnership"), (ii) a single Transfer of the Grantor's entire interest in the Mortgaged Property to a publicly traded REIT or a Master Limited Partnership, or (iii) the merger of the Grantor into a publicly traded REIT or a Master Limited Partnership.

  (c)  Further notwithstanding the foregoing provisions of this Section
2.32, (i) if the original Grantor is a limited partnership, limited partnership interests in the original Grantor aggregating not more than forty-nine percent (49%) of all partnership interests in the original Grantor may be transferred without Beneficiary's consent, and (ii) if the original Grantor is a corporation, shares of stock in the original Grantor aggregating not more than forty-nine percent (49%) of all the issued and outstanding stock in the original Grantor may be transferred without Beneficiary's consent,
(iii) either Carlyle or the Akridge Group may transfer all or any part of its partnership interest in Grantor to the other so long as Beneficiary is given prior written notice of such Transfer and, in the event of such a Transfer to the Akridge Group, after such Transfer, the constituent members of the Akridge Group hold the same types of interests (i.e., general or limited partnership interests) in the Grantor as each holds as of the date hereof and hold such interests in the proportions to one another as each holds as of the date hereof (except that The John Akridge Company and/or John E. Akridge III, may hold proportionately greater interests than they hold as of the date hereof),
(iv) Grantor may transfer its interest in the Mortgaged Property (in whole but not in part) to either Carlyle or the Akridge Group or to an entity formed by the Akridge Group so long as Beneficiary is given prior written notice of such Transfer, and, in the event of such a Transfer to an entity formed by the Akridge Group, after such Transfer, the constituent members of the Akridge Group hold the same types of interests (i.e. general or limited partnership interests) in such entity as each holds in the Grantor as of the date hereof and hold such interests in proportions to one another as each holds as of the date hereof (except that The John Akridge Company and/or John E. Akridge III, may hold proportionately greater interests than they hold as of the date hereof).

  (d)  Further notwithstanding the foregoing provisions of this Section
2.32, so long as the constituent members of the Akridge Group hold the same types of interests (i.e., general or limited partnership interests) in the Grantor as each holds as of the date hereof and hold such interests in the same proportions to one another as each holds as of the date hereof (except that The John Akridge Company and/or John E. Akridge III, may hold proportionately greater interests than they hold as of the date hereof): (i) any and all of Realty Associates' partnership interests in Carlyle may be transferred without Beneficiary's consent; (ii) subject to the requirements of
Section 2.32(b) above with respect to a JMB Transfer, stock in JMB may be transferred without Beneficiary's consent so long as Beneficiary is given written notice at any time at which an aggregate of ten percent (10%) of the stock in JMB has been transferred since the later of (A) the date hereof and
(B) the date of any prior notice of any transfer of JMB stock under this clause or (C) any JMB Transfer; (iii) any and all partnership interests in Realty Associates may be transferred without Beneficiary's consent; (iv) so long as Beneficiary is given prior written notice of such transfer, JMB may, without Beneficiary's consent, transfer all or any part of its partnership interest in Carlyle to any JMB Approved Transferee; and (v) so long as Beneficiary is given prior written notice of such transfer, Carlyle may, without Beneficiary's consent, transfer all or any part of its partnership interest in Grantor to JMB or any JMB Approved Transferee.

  For the purposes of this Section 2.32(d), a "JMB Approved Transferee" means any one or more of the following: (i) an "affiliate" or subsidiary of JMB or
(ii) a general or limited partnership in which JMB or an "affiliate" or subsidiary of JMB is a general partner. As used herein, an affiliate of JMB includes any corporation in which JMB or its shareholders, individually or collectively, own or control, directly or indirectly, more than 50% of the common stock.

  (e) Any transferee under any Transfer as to which all of the conditions-of this Section 2.32 with respect to such Transfer are satisfied is hereinafter referred to as a "Permitted Transferee".

  SECTION 2.33 Loan Reserve. (a) Grantor shall pay to Beneficiary on the Funding Date the amount set forth as the Initial Deposit Amount on Schedule B annexed hereto and made a part hereof for deposit into a reserve (the "Loan Reserve") to be used as hereinafter provided. Thereafter, commencing on the first day of the first month after the month in which the Funding Date occurs and on the first day of each subsequent month, Grantor shall deposit into the Loan Reserve an amount equal to the lesser of the amount set forth as the Monthly Deposit Amount (the "Monthly Deposit") on Schedule B or the Excess Cash Flow with respect to the immediately preceding month into the Loan Reserve. Upon any Transfer of Grantor's interest in the Mortgaged Property to a Permitted Transferee in accordance with Section 2.32(b) hereof, the Permitted Transferee shall pay to the Beneficiary, for deposit into the Loan Reserve, that amount, if any, which, when added to the existing balance of the Loan Reserve at the time of the Transfer, will increase the balance of the Loan Reserve to an amount equal to the sum of (i) the Initial Deposit Amount, plus (ii) an amount equal to the product of (A) the Monthly Deposit set forth on Schedule B hereto and (B) the number of months that have elapsed from (and including) the first month after the month in which the Funding Date falls until the first day of the month in which the Transfer occurs; provided, however, that the Permitted Transferee shall in no event be obligated to pay to Beneficiary at the time of the Transfer an amount in excess of the amount which would cause the Loan Reserve balance to exceed the amount of total debt service on the Note for a period of one (1) year. The Loan Reserve shall constitute additional collateral for the Secured Obligations and may be applied by Beneficiary, at its option, following an Event of Default hereunder, to any of the Secured Obligations in such order and priority as Beneficiary shall determine. The parties intend that this Deed of Trust shall constitute a security agreement with respect to the Loan Reserve and all funds deposited therein. Nevertheless, at Beneficiary's request, the Permitted Transferee shall be required to execute and deliver such further instrument as Beneficiary may reasonably require to assure the continuing perfection of its security interest in the Loan Reserve and the funds deposited therein.


  (b) If Beneficiary at any time reasonably determines that the net cash flow generated by or in respect of the Mortgaged Property during the immediately preceding twelve (12) calendar months is insufficient to pay any or all of the debt service on the Note, operating expenses, or necessary leasing or capital costs with respect to the Mortgaged Property, or if Grantor delivers to Beneficiary financial statements reflecting such insufficiency, together with a budget with respect to the expenditure of funds for any one or more of such purposes and Grantor's certification as to the lack of available funds to cover such expenditures, Beneficiary shall, provided such certification is consistent with such financial statements, from time to time,
(i) in response to Grantor's request, but only to the extent of the deficiency as determined by Beneficiary, unless Grantor shall have delivered such financial statements, in which event the extent of such deficiency shall be as reflected in such financial statements, release funds in the Loan Reserve to pay for (x) tenant improvements costs, concessions, leasing commissions and other expenses incurred by Grantor in connection with the leasing and re-leasing of the Improvements, or (y) costs attributable to replacement of or capital repairs to mechanical systems and structural elements of the Improvements and for other capital costs in connection with the maintenance of the Mortgaged Property or to reimburse Grantor for such costs, but, in all events, only to the extent such costs are not otherwise reimbursable to Grantor under Leases, and (ii) either on its own initiative or in response to Grantor's request, release funds in the Loan Reserve, but only to the extent of such deficiency, to pay debt service on the Note. Each request by Grantor for a disbursement of funds in the Loan Reserve shall (A) be accompanied by such reports, invoices, receipts, financial statements and other documentation as Beneficiary may request, (B) be subject to Beneficiary's approval of all such documentation and the absence of any Event of Default under this Deed of Trust, and (C) in the case of Grantor's request for a disbursement in respect of debt service on the Note, evidence satisfactory to Grantor that the use of such funds in respect of debt service on the Note will not materially adversely affect the ability of Grantor to pay for anticipated leasing and capital costs for the next succeeding twelve (12) months.

  (c) At such time as Beneficiary determines that the balance of the funds in the Loan Reserve is equal to or greater than the amount set forth on Schedule B as the Maximum Amount (the "Maximum Amount"), Grantor's obligation to make Monthly Deposits into the Loan Reserve shall be suspended until such time, if any, as Beneficiary determines that the Loan Reserve has fallen below the Maximum Amount, at which time Grantor shall again be required to make payments to the Loan Reserve on a monthly basis in an amount equal to (x) the Monthly Deposit to the extent disbursements from the Loan Reserve have been made in respect of approved costs other than debt service on the Note and (y) the greater of the Monthly Deposit and the Excess Cash Flow to the extent disbursements from the Loan Reserve have been made in respect of debt service on the Note. To the extent that the cash flow in respect of the Mortgaged Property during any calendar month, after the payment of debt service on the Note, operating expenses and necessary leasing or capital costs approved by Beneficiary with respect to the Mortgaged Property (the "Required Payments") during such month is less than the amount required to be deposited into the Loan Reserve with respect to such month, Grantor's obligation to make such deposit with respect to such month shall be limited to an amount equal to the cash flow in respect of the Mortgaged Property net of the Required Payments (the "Excess Cash Flow") during such month plus an amount equal to all Excess Cash Flow received by Grantor during the immediately preceding twelve (12) months, less such portion thereof as shall already have been deposited in accordance with the requirements of this clause; provided, however, that any shortfall arising from the application of such limitation of the amount required to be deposited into the Loan Reserve with respect to such month shall accrue and be due and payable from the Excess Cash Flow in respect of the Mortgaged Property during each succeeding month until such shortfall has been reduced to zero and Grantor may not use or distribute any of the Excess Cash Flow in respect of the Mortgaged Property for any purpose other than the Required Payments until such shortfall has been reduced to zero.

  SECTION 2.34 Cash Reserve. (a) Grantor and Beneficiary, simultaneously with the execution of this Deed of Trust, shall enter into the Cash Reserve Agreement establishing the Cash Reserve. Principal Reduction Amounts, payments of prepayment penalties, casualty insurance proceeds, condemnation award proceeds, principal, interest and any other amounts if, and to the extent, required by any of the provisions of this Deed of Trust to be deposited in the Cash Reserve, shall be so deposited from time to time and shall be held and applied as provided in the Cash Reserve Agreement. Any amount held in the Cash Reserve that Beneficiary shall at any time have the right to apply against any of the Secured Obligations, may at any time or from time to time thereafter be released from the Cash Reserve and applied in reduction of any of the Secured Obligations, as provided in the Cash Reserve Agreement or the Transferee Cash Reserve Agreement, as applicable.

  (b)  If a Transfer shall occur in accordance with the provisions of
Section 2.32 hereof, the Permitted Transferee, as successor in interest to Grantor, shall enter into a cash reserve agreement with Beneficiary substantially in the form of the Cash Reserve Agreement, with such conforming changes as Beneficiary shall require (the "Transferee Cash Reserve Agreement"), which Transferee Cash Reserve Agreement shall provide for the deposit in the Cash Reserve of any Principal Reduction Amount, prepayment penalty, casualty insurance proceeds, condemnation award proceeds, principal, interest and other amount required by any of the provisions of this Deed of Trust to be deposited in the Cash Reserve. Any payment required to be deposited in the Cash Reserve in connection with any such Transfer or at any time thereafter shall be deposited in the Cash Reserve established and maintained pursuant to the Transferee Cash Reserve Agreement.


                            ARTICLE I I I
                          SECURITY AGREMENT


  SECTION 3.01 Grant of Security Interest. Without limiting any of the other provisions of this Deed of Trust, Grantor, as debtor, expressly GRANTS unto Beneficiary, as secured party, a security interest in all the Mortgaged Property (including both that now and that hereafter existing) to the full extent that any portion of the Mortgaged Property may be subject to the Uniform Commercial Code as enacted in the jurisdiction in which the Premises are located (hereinafter referred to as the "Uniform Commercial Code"). This Deed of Trust is intended to be a security agreement for the purposes of the Uniform Commercial Code.

  SECTION 3.02 Covenants of Grantor. Grantor covenants and agrees with Beneficiary that:

  (a) Grantor is and will be the true and lawful owner of the Collateral, subject to no lien charges or encumbrances other than the lien hereof, other liens and encumbrances benefiting Beneficiary and no other party, and liens and encumbrances, if any, expressly permitted by this Deed of Trust or otherwise expressly consented to by Beneficiary.

  (b) Grantor represents that it is a duly constituted partnership or corporate entity as set forth above with a mailing address and a principal place of business as set forth above. Grantor has no other offices which constitute a principal place of business in the jurisdiction in which its principal place of business, as set forth above, is located, or a principal place of business in any other jurisdiction.

  (c)  The Collateral is to be used by Grantor solely for business purposes.

  (d) All the Collateral consisting of tangible personal property (other than motor vehicles) will be kept at the Land and, except for Obsolete Collateral (as hereinafter defined), will not be removed therefrom without the consent of Beneficiary. The Collateral may be affixed to the Land or the improvements but will not be affixed to any other real estate. Grantor shall be permitted to sell or otherwise dispose of Collateral that is no longer useful in connection with the operation of the Premises or the Improvements (herein called "Obsolete Collateral"); provided that such Obsolete Collateral has been or is contemporaneously being replaced by Collateral of at least equal value and utility which is subject to the lien hereof with the same priority as with respect to the Obsolete Collateral.

  (e) The only persons having an interest in the Collateral are Grantor, Beneficiary and holders of interest, if any, expressly permitted hereby or otherwise expressly consented to in writing by Beneficiary .

  (f) In addition to any other remedies granted in this Deed of Trust to Beneficiary (including specifically, but not limited to, the right to proceed against those portions of the Mortgaged Property which are real property), Beneficiary may, should an Event of Default occur, proceed under the Uniform Commercial Code as to all or any part of the Mortgaged Property which is Collateral, and shall have and may exercise with respect to the Collateral all the rights, remedies, and powers of a secured party under the Uniform Commercial Code, including without limitation the right to take immediate and exclusive possession of the Collateral, or any part thereof, and for that purpose may, so far as Grantor can give authority therefor, with or without judicial process, enter (if this can be done without breach of the peace), upon any place on which the Collateral or any part thereof may be situated and remove the same therefrom (provided that if the Collateral is affixed to real estate, such removal shall be subject to the conditions stated in the Uniform Commercial Code) and the right and power to sell, at one or more public or private sales, or otherwise dispose of, lease, or utilize the Collateral and any part or parts thereof in any manner authorized or permitted under the Uniform Commercial Code after default by a debtor. Beneficiary shall be entitled to hold, maintain, preserve and prepare the Collateral for sale, until disposed of, or may propose to retain the Collateral subject to Grantor's right of redemption in satisfaction of Grantor's obligations, as provided in the Code. Beneficiary may render the Collateral unusable without removal and may dispose of the Collateral on the Premises. Beneficiary may require Grantor to assemble the Collateral and make it available to Beneficiary for its possession at a place in the county where the Premises are situated to be designated by Beneficiary. Beneficiary will give Grantor reasonable notice of the time and place of any public sale of the Collateral or of the time after which any private sale or any other intended disposition thereof is to be made. Without limiting the foregoing, Beneficiary shall have the right upon any such public sale or sales, and, to the extent permitted by law, upon any such private sale and sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in Grantor, whether on the Land or elsewhere. Grantor further agrees to allow Beneficiary to use and occupy the Mortgaged Property, without charge, for the purpose of effecting any of Beneficiary's remedies in respect of the Collateral. The net proceeds of any such collection, recovery, receipt, appropriation, realization or sale, after deducting all actual expenses of every kind incurred therein or incidental to the care, safekeeping or otherwise of any or all of the Collateral or in any way relating to the rights of Beneficiary hereunder, including all attorneys' charges, disbursements and reasonable fees, shall be received by Beneficiary and credited against the payment in whole or in part of the indebtedness secured hereby. To the extent permitted by applicable law, Grantor waives all claims, damages and demands against Beneficiary arising out of the repossession, retention or sale of the Collateral, except for claims, damages and demands due to the gross negligence or willful misconduct of Beneficiary in dealing with such Collateral. Grantor agrees that Beneficiary need not give more than ten (10) days' notice of the time and place or any public sale or of the time at which a private sale will take place and that such notice is commercially reasonable notification of such matters.

  (g) Grantor hereby authorizes Beneficiary to file financing and continuation statements with respect to the Collateral without the signature of Grantor whenever lawful, and Grantor irrevocably constitutes and appoints Beneficiary, acting by any of its officers, to the extent permitted by applicable law, as Grantor's attorney-in-fact to execute and deliver such financing statements and other documents as may be necessary or appropriate to establish and maintain a perfected security interest in the Collateral as security for the Secured Obligations, subject to no other liens or encumbrances, other than liens or encumbrances benefiting Beneficiary and no other party and liens and encumbrances (if any) expressly permitted by this Deed of Trust. The foregoing appointment of Beneficiary as attorney-in-fact for Grantor shall be deemed to be coupled with an interest and shall be irrevocable. Grantor agrees to execute such financing and continuation statements as Beneficiary may reasonably request.

  (h) Grantor hereby represents and warrants that no financing statement (other than financing statements showing Beneficiary as the sole secured party, or with respect to liens or encumbrances, if any, expressly permitted by this Deed of Trust or otherwise expressly consented to in writing by Beneficiary) covering any of the Collateral or any proceeds thereof is on file in any public office except pursuant hereto; and Grantor will at its own cost and expense, upon demand, furnish to Beneficiary such further information and will execute and deliver to Beneficiary such financing statements and other documents in form reasonably satisfactory to Beneficiary and will do all such acts as Beneficiary may at any time or from time to time reasonably request or as may be necessary or reasonably appropriate to establish and maintain a perfected security interest in the Collateral as security for the Secured Obligations, subject to no other liens or encumbrances, other than liens or encumbrances benefiting Beneficiary and no other party and to liens and encumbrances (if any) expressly permitted by this Deed of Trust; and Grantor will pay the actual expense of filing or recording such financing statements or other documents, and this instrument, in all public offices wherever filing or recording is reasonably deemed by Beneficiary to be desirable.

  (i) To the extent permitted by applicable law, the security interest created hereby is specifically intended to cover all rents, royalties, issues and profits, and all inventory accounts, accounts receivable and other revenues of the Mortgaged Property.

  (j) Certain of the Collateral is or will become "fixtures" (as that term is defined in the Uniform Commercial Code) on the Land and Improvements, and this Deed of Trust upon being filed for record in the real estate records of the jurisdiction in which the land is located shall operate also as a financing statement and fixture filing upon such of the Collateral which is or may become fixtures.

  (k) Any copy of this Deed of Trust which is signed by Grantor or any carbon, photographic or other reproduction of this Deed of Trust may also serve as a financing statement under the Uniform Commercial Code by Grantor, whose address is set forth hereinabove, in favor of Beneficiary, whose address is set forth hereinabove.


                             ARTICLE IV
                   ASSIGNMENT OF RENTS AND LEASES


  SECTION 4.01 Assignment.   Simultaneously with the execution and delivery
hereof, Grantor is executing and delivering to and for the benefit of Beneficiary a separate Assignment of Rents and Leases as further security for the payment and performance of the Secured Obligations.

                              ARTICLE V
                   EVENTS OF DEFAULT AND REMEDIES


  SECTION 5.01 Events of Default. It shall be an event of default ("Event of Default") if one or more of the following shall occur:

  (a) if (i) default shall be made in the payment of any installment of interest or principal due under the Note when and as the same shall become due and payable, whether at maturity or by acceleration or as part of any payment or prepayment or otherwise, in each case, as in the Note and this Deed of Trust provided and such default shall have continued for a period of ten (10) days or (ii) default shall be made in the payment of any Imposition required by Section 2.07 to be paid and said default shall have continued for a period of twenty (20) days; or

  (b) if at any time any representation or warranty made or deemed made under any Loan Document or any other document or certificate provided in connection with any Loan-Document or the Secured Obligations shall be proven to have been materially incorrect when made or deemed made, as the case may be; or

  (c) if Grantor shall suffer or permit any Transfer to occur, either voluntarily or involuntarily, in violation of Section 2.32 hereof, or if any part of the Improvements or any Chattel is intentionally removed or demolished by Grantor other than in accordance with the provisions of Sections 2.29 and
3.02 hereof (the provisions of this clause (c) to apply to each and every such Transfer, removal and demolition, whether or not Beneficiary has waived by its action or inaction its rights with respect to any previous Transfer, removal or demolition); or

  (d) if default shall be made in the payment of any of the other Secured Obligations, when and as the same shall become due and payable as in the Note and any other Loan Document provided, or in the performance of any of Grantor's other obligations under any of the Loan Documents which performance consists solely of the payment of a sum of money, (i) prior to maturity (whether such maturity occurs by acceleration, lapse of time or otherwise), if such default shall have continued for a period of ten (10) days after notice thereof to Grantor, and (ii) upon maturity (whether such maturity occurs by acceleration, lapse of time or otherwise); or

  (e) if default shall be made in the due observance or performance of any other covenant, condition or agreement in the Note, this Deed of Trust or any of the other Loan Documents, and such default shall have continued for a period of thirty (30) days after notice thereof shall have been given to Grantor by Beneficiary, or, in the case of such other documents,-such shorter grace period, if any, as may be provided for therein; or, in any case where such default is susceptible to cure but cannot with due diligence be cured by the payment of money or otherwise within such thirty (30) day, or shorter, period, such longer period (unless Beneficiary determines that delay in effecting such cure might have a material adverse impact on Beneficiary) within which Beneficiary determines that such default can reasonably be cured (not to exceed one hundred twenty (120) days) as is required diligently to effect the cure of such default, but only so long as Grantor promptly notifies Beneficiary of its intention to cure and actually commences the cure of such default within such thirty (30) day or shorter period and at all times thereafter prosecutes such cure with all due diligence to completion; or

  (f)  [Reserved]; or

  (g) if by order of a court of competent jurisdiction, a trustee, receiver, custodian or liquidator of the Mortgaged Property or any part thereof, or of Grantor, shall be appointed and such order shall not be discharged or dismissed within sixty (60) days after such appointment; or

  (h) if Grantor shall file a petition in bankruptcy or for an arrangement or for reorganization pursuant to the Federal Bankruptcy Code or any similar law, federal or state, or if, by decree of a court of competent jurisdiction, Grantor shall be adjudicated a bankrupt, or be declared insolvent, or shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts generally as they become due, or shall consent to the appointment of a receiver or receivers of all or any part of its property; or

  (i) if any of the creditors of Grantor shall file a petition in bankruptcy against Grantor or for reorganization of Grantor pursuant to the Federal Bankruptcy Code or any similar law, federal or state, and if such petition shall not be discharged or dismissed within sixty (60) days after the date on which such petition was filed; or

  (j) if final judgment for the payment of money in the amount of the lesser of (i) $250,000 or (ii) ten percent (10%) of the original principal amount of the Note or more shall be rendered against Grantor and Grantor shall not discharge the same or cause it to be discharged within sixty (60) days from the entry thereof, or shall not appeal therefrom or from the order, decree or process upon which or pursuant to which said judgment was granted, based or entered, and secure a stay of execution pending such appeal; or

  (k) if the payment of any tax referred to in Section 2.08 hereof or the payment of any other sum or any of the Secured Obligations by Grantor would result in the violation of applicable usury laws; or

  (1) if there should occur after the date hereof the passage of any law in-the jurisdiction where the Premises are located deducting from the value of real property for the purpose of taxation any lien or encumbrance thereon or changing in any way the laws for the taxation of deeds of trust or mortgages or debts secured by deeds of trust or mortgages for state or local purposes or the manner of the collection of any such taxes, and imposing a tax, either directly or indirectly, on any Loan Document or the indebtedness secured by this Deed of Trust, and Grantor fails or is otherwise unable to make timely payment therefor; or

  (m) if there should occur a default which is not cured within the applicable grace period, if any, under any other mortgage or deed of trust of all or part of the Mortgaged Property regardless of whether any such other mortgage or deed of trust is prior or subordinate to this Deed of Trust; it being further agreed by Grantor that an Event of Default hereunder shall constitute an Event of Default under any such other mortgage or deed of trust held by or for Beneficiary; or

  (n) if a default shall occur under any obligation set forth in any Permitted Exception or any other agreement, contract, instrument or indenture to which the Grantor is a party beyond the period of grace, if any, provided therein, the effect of which entitles any obligee or agreement of such obligation to foreclose upon all or any material portion of the Mortgaged Property, or which otherwise (in Beneficiary's good faith judgment) materially adversely affects the operations of the Improvements or the Grantor; or

  (o)  if Grantor shall abandon all or a portion of the Mortgaged Property.

  SECTION 5.02 Remedies. Upon the occurrence and during the continuance of any Event of Default, the Trustee, at the option of Beneficiary, or Beneficiary, may:

  (a) by notice given to Grantor, declare the entire principal of the Note then outstanding (if not then due and payable), and all accrued and unpaid interest thereon, any applicable prepayment premium and all other Secured Obligations, to be due and payable immediately, and upon any such declaration the principal of the Note and said accrued and unpaid interest, prepayment premium and other Secured Obligations shall become and be immediately due and payable, anything in the Note or in this Deed of Trust to the contrary notwithstanding;

  (b) by themselves, their agents or attorneys, or by a court appointed receiver, enter into and upon all or any part of the Premises and the Improvements, and each and every part thereof, and are each hereby given a right and license and appointed Grantor's attorney-in-fact to do so, and may exclude Grantor, its agents and servants wholly therefrom; and having and holding the same, may use, operate, manage and control the Premises and the Improvements and conduct the business thereof, either personally or by their superintendents, managers, agents, servants, attorneys or receivers. Upon every such entry, Trustee or Beneficiary, at the expense of the Mortgaged Property, from time to time, either by purchase, repairs or construction, may maintain and restore the Mortgaged Property, whereof they shall become possessed as aforesaid; and likewise, from time to time, at the expense of the Mortgaged Property, Trustee or Beneficiary may make all necessary or proper repairs, renewals and replacements and such useful alterations, additions, betterments and improvements thereto and thereon as to Beneficiary may seem advisable and insure the same. In every such case Trustee or Beneficiary shall have the right to manage and operate the Mortgaged Property and to carry on the business thereof and exercise all rights and powers of Grantor with respect thereto either in the name of Grantor, as its attorney-in-fact, coupled with an interest, or otherwise, as Beneficiary shall deem best. Trustee or Beneficiary shall be entitled to collect and receive the Rents and every part thereof, all of which shall for all purposes constitute property of Grantor; and in furtherance of such right Beneficiary may collect the Rents payable under all Leases of the Premises or the Improvements directly from the lessees thereunder upon notice to each such lessee that an Event of Default exists hereunder accompanied by a demand on such lessee for the payment to Beneficiary of all Rents due and to become due under its Lease. Grantor FOR THE BENEFIT OF BENEFICIARY AND EACH SUCH LESSEE hereby covenants and agrees that the lessee shall be under no duty to question the accuracy of Beneficiary's statement of default and shall unequivocally be authorized to pay said Rents to Beneficiary without regard to the truth of Beneficiary's statement of default and notwithstanding notices from Grantor disputing the existence of an Event of Default such that the payment of Rents by the lessee to Beneficiary pursuant to such a demand shall constitute performance in full of the lessee's obligation under the Lease for the payment of Rents by the lessee to Grantor. After deducting the expenses of conducting the business thereof and of all maintenance, repairs, renewals, replacements, alterations, additions, betterments and improvements and amounts necessary to pay for taxes, assessments, insurance and prior or other proper charges upon the Mortgaged Property or any part thereof, as well as just and reasonable compensation for the services of Trustee and Beneficiary and for all attorneys, counsel, agents, clerks, servants and other employees by them engaged and employed, Trustee or Beneficiary, as the case may be, shall apply the moneys arising as aforesaid, first, to the payment of the principal of the Note and the interest thereon, when and as the same shall become payable and second, to the payment of any other Secured Obligations in such order as Beneficiary may elect; and the balance, if any, shall be turned over to Grantor or such other person as may be lawfully entitled thereto; and/or

  (c) with or without entry, personally or by their agents or attorneys, insofar as applicable:

  (i) sell the Mortgaged Property, or any part or parts thereof, and all estate, right, title and interest, claim and demand therein, at public auction at such time and place, and upon such terms and conditions as Beneficiary may deem expedient or as may be required or permitted by applicable law, having first given notice prior to the sale of such time, place and terms by publ-ication in one or more newspapers published or having a general circulation in the county or counties of the state in which the Mortgaged Property is located as may be required or permitted by law and by such other methods, if any, as Trustee or Beneficiary may deem desirable or as may be required or permitted by applicable law. In the event of any sale of all or part of the Mortgaged Property under the terms of this Deed of Trust, Grantor shall pay (in addition to taxable costs) a reasonable fee to Trustee which shall be in lieu of all other fees and commissions permitted by statute or custom to be paid, reasonable attorneys' fees and all expenses incurred in obtaining or continuing abstracts of title for the purpose of any such sale; or

  (ii) institute proceedings for the complete or partial foreclosure of this Deed of Trust; or

  (iii) take such other steps to protect and enforce their rights whether by action, suit or proceeding in equity or at law for the specific performance of any covenant, condition or agreement in the Note, this Deed of Trust or any other Loan Document, or in aid of the execution of any power herein granted, or for any foreclosure hereunder, or for the enforcement of any other appropriate legal or equitable remedy or otherwise as Trustee or Beneficiary shall elect.

  SECTION 5.03 Sale. (a) Trustee or Beneficiary may adjourn from time to time any sale by it to be made under or by virtue of this Deed of Trust by announcement at the time and place appointed for such sale or for such adjourned sale or sales; and, except as otherwise provided by any applicable provision of law, Trustee or Beneficiary, as the case may be, without further notice or publication, may make such sale at the time and place to which the same shall be so adjourned.

  (b) Upon the completion of any sale or sales made by Trustee or Beneficiary, as the case may be, under or by virtue of this Article V, Trustee, or an officer of any court empowered to do so. shall execute and deliver to the accepted purchaser or purchasers a good and sufficient instrument or instruments conveying, assigning and transferring all estate, right, title and interest in and to the property and rights sold. Trustee is hereby appointed the true and lawful attorney irrevocable of Grantor, in its name and stead, to make all necessary conveyances, assignments, transfers and deliveries of the Mortgaged Property and rights so sold and for that purpose Trustee may execute all necessary instruments of conveyance, assignment and transfer, and may substitute one or more persons with like power, Grantor hereby ratifying and confirming all that its said attorney or such substitute or substitutes shall lawfully do by virtue hereof. Nevertheless, Grantor, if requested by Trustee or Beneficiary, shall ratify and confirm any such sale or sales by executing and delivering to Trustee or to such purchaser or purchasers all such instruments as may be advisable, in the judgment of Trustee or Beneficiary, for the purpose, and as may be designated in such request. Any such sale or sales made under or by virtue of this Article V, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, shall operate to divest all the estate, right, title, interest, claim and demand whatsoever, whether at law or in equity, of Grantor in and to the properties and rights so sold, and shall be a perpetual bar both at law and in equity against Grantor and against any and all persons claiming or who may claim the same, or any part thereof from, through or under Grantor.

  (c)  In the event of any sale or sales made under or by virtue of this
Article V (whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale), the entire principal of, and interest on, the Note, if not previously due and payable, any applicable prepayment premium and all other Secured Obligations, immediately thereupon shall, anything in the Note or in this Deed of Trust to the contrary notwithstanding, become due and payable. If an Event of Default shall have occurred, and following the acceleration of maturity as herein provided, a tender of payment by Grantor or an Affiliate of Grantor of the amount then necessary to satisfy all Secured Obligations is made at any time prior to any sale under or by virtue of this Article V, whether under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, such tender shall constitute an evasion of the prepayment provisions of the Note, and shall be deemed to be a voluntary prepayment of the principal indebtedness evidenced by the Note and, to the extent permitted by applicable law, such payment shall include any prepayment premium or yield maintenance payment required by the Note.

  (d) The purchase money proceeds or avails of any sale or sales made under or by virtue of this Article V, together with any other sums which then may be held by Trustee or Beneficiary under this Deed of Trust, whether under the provisions of this Article V or otherwise, shall be applied as follows:

       First: To the payment of the costs and expenses of such sale, including reasonable compensation to Trustee and Beneficiary, their agents and counsel, and of any judicial proceedings wherein the same may be made, and of all expenses, liabilities and advances made or incurred by Trustee or Beneficiary under this Deed of Trust, together with interest at the Default Rate on all advances made by Trustee or Beneficiary, and of all taxes, assessments or other charges, except any taxes, assessments or other charges subject to which the Mortgaged Property shall have been sold.


       Second: To the payment of the whole amount then due, owing or unpaid upon the Note for principal and interest, with interest on the unpaid principal at the Default Rate from and after the happening of any Event of Default described in clause (a) of Section 5.01 hereof from the due date of any such payment of principal until the same is paid, and together with any applicable prepayment premium.

       Third: To the payment of any other Secured Obligations, including all expenses, liabilities and advances made or incurred by Beneficiary under this Deed of Trust or in connection with the enforcement thereof, together with interest at the Default Rate on all such advances and other Secured Obligations.

       Fourth: To the payment of the surplus, if any, to whomsoever may be lawfully entitled to receive the same.

  (e) Upon any sale or sales made under or by virtue of this Article V, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, Beneficiary may bid for and acquire the Mortgaged Property or any part thereof and in lieu of paying cash therefor may make settlement for the purchase price by crediting upon the amount of the bid the entire amount payable to Trustee and/or Beneficiary out of the net proceeds of such sale and all expenses of the sale, the cost of the action and any other sums which Trustee or Beneficiary are authorized to deduct under this Deed-of Trust.

  SECTION 5.04 Recovery of Judgment. (a) In case an Event of Default described in Section 5.01 hereof shall have happened and be continuing, then, upon written demand of Beneficiary, Grantor will pay to Beneficiary the whole amount which then shall have become due and payable on the Note, for principal and interest, any applicable prepayment premium, all of the other Secured Obligations, and after the happening of any Event of Default described in clause (a) of Section 5.01 hereof will also pay to Beneficiary interest at the Default Rate on the then unpaid principal of the Note and all of the other Secured Obligations, and in addition thereto, upon the happening of any Event of Default described in Section 5.01 hereof, Grantor will pay to Beneficiary such further amount as shall be sufficient to cover the costs and expenses of collection, including reasonable compensation to Trustee and Beneficiary, their agents and counsel and any expenses incurred by Trustee or Beneficiary hereunder. In the event Grantor shall fail forthwith to pay such amounts upon such demand, Beneficiary shall be entitled and empowered to institute such action or proceedings at law or in equity as may be advised by its counsel for the collection of the sums so due and unpaid, and may prosecute any such action or proceedings to judgment or final decree, and may, subject to the provisions of Section 7.16 hereof, enforce any such judgment or final decree against Grantor and collect, out of the property of Grantor wherever situated, as well as out of the Mortgaged Property, in any manner provided by law, moneys adjudged or decreed to be payable.

  (b) Beneficiary shall be entitled to recover judgment as aforesaid either before, after or during the pendency of any proceedings for the enforcement of the provisions of this Deed of Trust; and the right of Beneficiary to recover such judgment shall not be affected by any entry or sale hereunder, or by the exercise of any other right, power or remedy for the enforcement of the provisions of this Deed of Trust, or the foreclosure of the lien hereof; and in the event of a sale of the Mortgaged Property, and of the application of the proceeds of sale, as in this Deed of Trust provided, to the payment of the debt hereby secured, Beneficiary shall be entitled to enforce payment of, and to receive all amounts then remaining due and unpaid upon, the Note, and to enforce payment of all other charges, payments and costs due under this Deed of Trust, and shall be entitled to recover judgment for any portion of the debt remaining unpaid, with interest at the Default Rate. In case of proceedings against Grantor in insolvency or bankruptcy or any proceedings for its reorganization or involving the liquidation of its assets, then Beneficiary shall be entitled to prove the whole amount of principal and interest due upon the Note to the full amount thereof, any applicable prepayment premium and all other Secured Obligations, without deducting therefrom any proceeds obtained from the sale of the whole or any part of the Mortgaged Property, provided, however, that in no case shall Beneficiary receive a greater amount than such principal and interest, prepayment premium and other Secured Obligations from the aggregate amount of the proceeds of the sale of the Mortgaged Property and the distribution from the estate of Grantor.

  (c) No recovery of any judgment by Beneficiary and no levy of an execution under any judgment upon the Mortgaged Property or upon any other property of Grantor shall affect in any manner or to any extent, the lien of this Deed of Trust upon the Mortgaged Property or any part thereof, or any liens, rights, powers or remedies of Trustee or Beneficiary hereunder, but such liens, rights, powers and remedies of Trustee or Beneficiary shall continue unimpaired as before.

  (d) Any moneys thus collected by Beneficiary under this Section 5.04 shall be applied by Beneficiary in accordance with the provisions of clause
(d) of Section 5.03 hereof.

  SECTION 5.05 Appointment of Receiver. After the happening of any Event of Default and immediately upon the commencement of any action, suit or other legal proceedings by Trustee or Beneficiary to obtain judgment for the principal of, or interest on, the Note and other Secured Obligations, or of any other nature in aid of the enforcement of the Note or of this Deed of Trust, Grantor will (a) waive the issuance and service of process and enter its voluntary appearance in such action, suit or proceeding and (b) if required by Beneficiary, consent to the appointment of a receiver or receivers of all or part of the Mortgaged Property and of any or all of the Rents in respect thereof. After the happening of any Event of Default and during its continuance, or upon the commencement of any proceedings to foreclose this Deed of Trust or to enforce the specific performance hereof or in aid thereof or upon the commencement of any other judicial proceeding to enforce any right of Trustee or Beneficiary, Trustee or Beneficiary shall be entitled, as a matter of right, if they shall so elect, without the giving of notice to any other party and without regard to the adequacy or inadequacy of any security for the indebtedness secured hereby, forthwith either before or after declaring the unpaid principal of the Note to be due and payable, to the appointment of such a receiver or receivers

  SECTION 5.06 Right to Possession. Notwithstanding the appointment of any receiver, liquidator or trustee of Grantor, or of any of its property, or of the Mortgaged Property or any part thereof, Trustee and Beneficiary shall be entitled to retain possession and control of all property now or hereafter held under this Deed of Trust.

  SECTION 5.07 Remedies Cumulative. No remedy herein conferred upon or reserved to Trustee or Beneficiary is intended to be exclusive of any other remedy or remedies, and each and every such remedy shall be cumulative, and shall be in addition to every other remedy given hereunder or under any other Loan Document or now or hereafter existing at law or in equity or by statute. No delay or omission of Trustee or Beneficiary to exercise any right or power accruing upon any Event of Default shall impair any such right or power, or shall be construed to be a waiver of any such Event of Default or any acquiescence therein; and every power and remedy given by this Deed of Trust to Trustee or Beneficiary may be exercised from time to time as often as may be deemed by them expedient. Nothing in this Deed of Trust or in the Note shall affect the obligation of Grantor to pay the principal of, interest on and other amounts due under the Note in the manner and at the time and place therein respectively expressed.

  SECTION 5.08 Certain Waivers by Grantor. Grantor will not at any time insist upon, or plead, or in any manner whatever claim or take any benefit or advantage of any stay or extension or moratorium law, any exemption from execution or sale of the Mortgaged Property or any part thereof, wherever enacted, now or at any time hereafter in force, which may affect the covenants and terms of performance of this Deed of Trust, nor claim, take or insist upon any benefit or advantage of any law now or hereafter in force providing for the valuation or appraisal of the Mortgaged Property, or any part thereof, prior to any sale or sales thereof which may be made pursuant to any provision herein, or pursuant to the decree, judgment or order of any court of competent jurisdiction; nor, after any such sale or sales, claim or exercise any right under any statute heretofore or hereafter enacted to redeem the property so sold or any part thereof and Grantor hereby expressly waives all benefit or advantage of any such law or laws, and covenants not to hinder, delay or impede the execution of any power herein granted or delegated to Trustee or Beneficiary, but to suffer and permit the execution of every power as though no such law or laws had been made or enacted. Grantor, for itself and all who may claim under it, waives, to the extent that it lawfully may, all right to have the Mortgaged Property marshaled upon any foreclosure hereof.

  SECTION 5.09 Recovery of Possession. During the continuance of any Event of Default and pending the exercise by Trustee or Beneficiary of their right to exclude Grantor from all or any part of the Premises and the Improvements, Grantor agrees to pay the fair and reasonable rental value for the use and occupancy of the Premises and the Improvements or any portion thereof which are in its possession for such period and, upon default of any such payment, will vacate and surrender possession of the Premises and the Improvements to Trustee or Beneficiary, as the case may be, or to a receiver, if any, and in default thereof may be evicted by any summary action or proceeding for the recovery of possession of premises for non-payment of rent, however designated.

  SECTION 5.10 Prepayment Premium. Whenever the term "prepayment premium" is used in this Article V, such term shall be deemed to include any prepayment penalty or Yield Maintenance Amount that may be required to be paid pursuant to the Note or the provisions of this Deed of Trust.

                             ARTICLE VI
                         CONCERNING TRUSTEE


  SECTION 6.01 Endorsement and Execution of Documents. Upon the written request of the Beneficiary, the Trustee shall, without liability or notice to the Grantor, execute, consent to, or join in any instrument or agreement in connection with or necessary to effectuate the purposes of the Loan Documents.

The Grantor hereby irrevocably designates the Trustee as its attorneys-in-fact to execute, acknowledge, and deliver, on the Grantor's behalf and in the Grantor's name, all instruments or agreements necessary to implement the provisions of this Deed of Trust or necessary to further perfect the lien created by this Deed of Trust on the Mortgaged Property. This power of attorney shall be deemed to be coupled with an interest, shall be irrevocable and shall survive any disability of the Grantor.

  SECTION 6.02 Substitution of Trustee. The Beneficiary may, by firing a deed of appointment in the office where this instrument is recorded, appoint additional or replacement trustees and may remove the Trustee, from time to time, without notice to the Grantor or the Trustee and without specifying any reason.

  SECTION 6.03 Multiple Trustees. If at any time there are multiple Trustees, any Trustee, individually, may exercise all powers granted to the Trustees collectively, without the necessity of the joinder of the other Trustee(s).

  SECTION 6.04 Terms of Trustee's Acceptance. The Trustee accepts the trust created by this Deed of Trust upon the following terms and conditions.

  (a) The Trustee may exercise any of its powers through appointment of attorneys-in-fact or agents.

  (b) The Trustee shall not be liable for any matter or cause arising under this Deed of Trust or in connection therewith except by reason of its own willful misconduct.

  (c) The Trustee may select and employ legal counsel for the Trustee and Beneficiary, at the expense of Grantor.


  (d) The Trustee shall be under no obligation to take any action upon any Event of Default unless it is furnished security or indemnity, in form satisfactory to the Trustee, against costs, expenses, and liabilities which may be incurred by the Trustee.

  (e) The Trustee shall have no duty to take any action except upon written demand of the parties to whom is then owed fifty-one percent (51%) or more of the then outstanding principal balance of the Note.

  (f) The Trustee may resign upon thirty (30) days written notice to the Beneficiary.

  SECTION 6.05 Trustee's Reimbursement. Grantor shall reimburse the Trustee for all reasonable disbursements and expenses incurred by reason of this Deed of Trust.

  SECTION 6.06 Save Harmless Clause. Grantor shall indemnify and save harmless Beneficiary and the Trustee from all costs and expenses, including reasonable attorneys' fees, incurred by them or any of them by reason of this Deed of Trust, in connection with their performance hereunder, the enforcement of the obligations of Grantor hereunder, or the assertion of any rights or the seeking or obtaining of any remedies they may have hereunder, including any legal action to which Beneficiary or the Trustee shall become a party. Any money so paid or expended by Beneficiary or the Trustee shall be due and payable upon demand together with interest at the Default Rate from the date incurred and shall be secured by this Deed of Trust.

                             ARTICLE VII

  SECTION 7.01 Severability. In the event any one or more of the provisions contained in this Deed of Trust or in the Note shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Deed of Trust, but this Deed of Trust shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein or therein

  SECTION 7.02 Amendments, Waivers, Etc. No provision of this Deed of Trust may be changed, waived, discharged or terminated orally or by any other means except an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought. Any agreement hereafter made by Grantor and Beneficiary relating to this Deed of Trust shall be superior to the rights of the holder of-any intervening or subordinate lien or encumbrance.

  SECTION 7.03 Notices. All notices, demands, consents, approvals and other communications (collectively, "Notices") hereunder shall be in writing and shall be sent by hand, or by telecopy (with a duplicate copy sent by ordinary mail, postage prepaid), or by postage prepaid, certified or registered mail, return receipt requested, or by reputable overnight courier service, postage prepaid, addressed to the party to be notified as set forth below:

  (a)  if to Beneficiary,

       CBA Conduit, Inc.
       Financial Center, Suite 103
       695 East Main Street
       Stamford, CT 06901
       Attention:  Mr. Stanley V. Cheslock
       Reference: CBA 1993-1

       with a copy to:

       State Street Bank and Trust Co., Trustee
       C/O GE Capital Asset Management Corp., Servicer
       P. O. Box 420250
       2000 West Loop South, Suite 1300
       Houston, TX 77027
       Attention:  Mr. John Church, Sr. Vice President
       Reference CBA 1993-1

       with a copy to:

       GE Capital Asset Management Corp.
       2001 N. Beauregard Street, Suite 1200
       Alexandria, VA 22311
       Attention: Helen Kanovsky, Esq.
       Reference: CBA 1993-1 and
       with a copy to:

       Brownstein Zeidman and Lore
       A Professional Corporation
       1401 New York Avenue, N.W.
       Suite 900
       Washington, D.C. 20005
       Attention:  Kenneth G. Lore, Esq.
       Reference  CBA 1993-1


  (b)  if to Grantor,

       1090 Vermont Avenue N.W. Associates Limited Partnership
       c/o The John Akridge Company
       601 Thirteenth Street, N.W.
       Suite 300 North
       Washington, D.C.  20005

       with a copy to:

       Dennis Moyer, Esquire
       Hogan and Hartson
       8300 Greensboro Drive
       McLean, Virginia  22102

       and

       1090 Vermont Avenue, N.W. Associates Limited
         Partnership
       c/o Carlyle Real Estate Limited Partnership - XIV
       900 North Michigan Avenue
       Chicago, Illinois  60611-1575
       Attention: Mr. Robert J. Chapman

       with a copy to:

       Pircher, Nichols & Meeks
       10100 Santa Monica Boulevard
       Los Angeles, California  90067
       Attention:  Real Estate Notices


  (c)  if to Trustee,

       Randy Alan Weiss, Trustee
       c/o Margolius, Mallios, Davis, Rider & Tomar
       1828 L Street, N.W., Suite 500
       Washington, D.C.  20036

Notices shall be deemed given when so delivered by hand or when a legible copy is received by telecopier (with receipt being verified by telephone confirmation), or if mailed, five (5) business days after mailing (or one (1) business day for overnight courier service), with failure to accept delivery constituting delivery for this purpose. Any party hereto may change the addresses for Notices set forth above by giving at least ten (10) days' prior Notice of such change in writing to the other party as aforesaid and otherwise in accordance with the foregoing provisions.

  SECTION 7.04 Covenants Running With the Land; Successors and Assigns. All of the grants, covenants, terms, provisions and conditions herein shall run with the land and shall apply to, bind and inure to the benefit of, the successors and assigns of Grantor and the successors in trust of Trustee and the endorsees, transferees, successors and assigns of Beneficiary. Notwithstanding the foregoing, it is hereby acknowledged that Grantor's obligations hereunder are personal and may not be assigned by Grantor; any attempted assignment of Grantor's obligations hereunder shall be null and void.

  SECTION 7.05 Maximum Rate of Interest. Notwithstanding any contrary provision of this Deed of Trust, in no event shall the aggregate of the interest payable hereunder or under the Note or any other Loan Document, or penalties or premiums for late payments, prepayment premiums, loan servicing fees, application fees, commitment fees, "points" or any other amounts, fees or charges which would under any applicable Law be deemed "interest" ever exceed the maximum amount of interest which under any applicable Law could be lawfully charged on the principal balance of the Note from time to time outstanding. In this connection, it is expressly stipulated and agreed that it is the intention of the Trustee and Beneficiary and Grantor in the execution and delivery of the Note, this Deed of Trust and any other Loan Document contractually to limit the maximum amounts charged to, contracted for with, or received from Grantor in connection with the Secured Obligations which would be deemed "interest" under any applicable Law to the maximum non-usurious amount of interest which would be permitted under such Law. In furtherance thereof, it is stipulated and agreed that none of the terms of this Deed of Trust, the Note or any other Loan Document shall ever be construed to create a contract to pay for the use, forbearance or detention of money interest at a rate in excess of the maximum non-usurious interest rate permitted to be charged to, contracted for with, or received from Grantor by the Trustee or Beneficiary under any applicable Law; neither Grantor nor any endorser or other parties now or hereafter becoming liable for the payment of the Secured Obligations shall ever be liable for interest in excess of the maximum non-usurious interest that under any applicable Law could be charged, contracted for or received from Grantor by the Trustee or Beneficiary; and the provisions of this Section shall be deemed to govern the maximum rate and amount of interest which may be paid under the Note, this Deed of Trust and any other Loan Document, and shall control over all other provisions of this Deed of Trust, the Note or any other Loan Document which might be in apparent conflict herewith. Specifically and without limiting the generality of the foregoing, it is expressly provided:

  (a) If and when any installment of the interest calculated under the Note becomes due and the aggregate amount thereof, when added to the aggregate amount of any other amounts which constitute interest on the indebtedness evidenced thereby and which have been heretofore paid on said indebtedness, would be in excess of the maximum non-usurious amount of interest permitted by any applicable Law, in light of all discounts, payments or prepayments theretofore made on said indebtedness and presuming the Secured Obligations will be paid at their stated maturity date, then the aggregate amount of such interest installment shall be automatically reduced to the maximum sum, if any, which could lawfully be paid as interest on the principal balance of the Note on such date under such circumstances.

  (b) If under any circumstances the aggregate amounts paid on the Note, this Deed of Trust and any other Loan Document prior to and incident to final payment thereof include any amounts which under any applicable Law would be deemed interest and which would exceed the maximum non-usurious amount of interest which, under any applicable Law, could lawfully have been collected on such indebtedness, Grantor, the Trustee and Beneficiary stipulate that such payment and collection will have been and will be deemed to have been the result of mathematical error on the part of both Grantor and the Trustee or Beneficiary, and the person or entity receiving such excess payment shall promptly refund the amount of such excess (to the extent only of the excess of such interest payments above the maximum non-usurious amounts which could lawfully have been collected and retained under any applicable Law) upon discovery of such error by the person or entity receiving such payment or Notice thereof from the person or entity making such payment; and

  (c) All amounts paid or agreed to be paid in connection with the Secured Obligations which would under any applicable Law be deemed "interest" shall, to the extent permitted by such Law, be amortized, prorated, allocated and spread throughout the full term of the Note.

  SECTION 7.06 Release and ReconveYance of this Deed of Trust. (a) Upon payment in full of the Secured Obligations, but only in compliance with the prepayment restrictions and other provisions of the Note, and the written request of Grantor, Beneficiary shall cause Trustee to release and reconvey, without warranty, the Mortgaged Property then held by Trustee under this Deed of Trust to Grantor upon payment by Grantor of any reconveyance costs and charges of Trustee as may be permitted by law. Trustee agrees to execute any releases as may be directed by Beneficiary hereunder. The release and reconveyance shall operate as a reassignment of the rents, income, issues and profits assigned to Beneficiary hereunder and in the Assignment of Rents and Leases.

  (b) During the third, fourth and fifth years following the Funding Date, but only until the First Permitted Prepayment Date, Grantor shall be entitled to a release and reconveyance of the Mortgaged Property then held by Beneficiary under this Deed of Trust (but not a release of the obligation under the Note), on the last day of any month upon no less than thirty (30) Business Days' notice from Grantor, provided that there does not then exist any Event of Default hereunder, upon Grantor's paying to Beneficiary, as substitute security for the Note in lieu only of this Deed of Trust and the Assignment of Rents and Leases but not any other Collateral, an amount equal to the sum of (i) the unpaid principal balance of the Note, plus (ii) interest on the Note through and including the last day of the month in which the First Permitted Prepayment Date occurs, plus (iii) all other Secured Obligations, if any, and the several amounts described in subclauses (i) through (iii) of this paragraph (b) shall be deposited in the Cash Reserve, to be used and applied as provided in the Cash Reserve Agreement or the Transferee Cash Reserve Agreement, as applicable. The amount described in subclause (i) of the immediately preceding sentence shall be paid in the form of cash or U.S. Treasury obligations maturing no later than the First Permitted Prepayment Date; and all other amounts described in the immediately preceding sentence shall be paid in the form of cash. Upon any release and reconveyance pursuant to this paragraph (b), the Note shall not be surrendered or discharged prior to its satisfaction from the proceeds of the amounts paid pursuant to subclause (i) above on the First Permitted Prepayment Date.

  SECTION 7.07 No Release. Grantor agrees that no other security, now existing or hereafter taken, for the Secured Obligations shall be impaired or affected in any manner by the execution hereof; no security subsequently taken by any holder of the Secured Obligations shall impair or affect in any manner the security given by this Deed of Trust; all security for the payment of the Secured Obligations shall be taken, considered, and held as cumulative; and the taking of additional security shall at no time release or impair any security by endorsement or otherwise previously given. Grantor further agrees that any part of the security herein described may be released without in any way altering, varying, or diminishing the force, effect, or lien of this Deed of Trust, or of any renewal or extension of said lien, and that this Deed of Trust shall continue as a first lien, assignment, and security interest on all the Mortgaged Property not expressly released until all Secured Obligations are fully discharged and paid.

  SECTION 7.08 Securitization or Other Conveyance of Note. (a) Grantor acknowledges that Beneficiary may desire to securitize the Note or otherwise to sell or convey, by pledge or otherwise, all or a portion of its interest in the Note, the indebtedness evidenced thereby and this Deed of Trust at its option to third parties and that in order to maximize the proceeds of such securitization or other sale or conveyance, it will be necessary for Grantor to provide certain detailed information and to make representations and warranties with respect to the Premises and the Improvements, and the historical servicing and management of the Premises and the Improvements and Grantor's operations and financial condition, which information has not been fully identified on the date hereof. Grantor nevertheless agrees to maintain at all times while this Deed of Trust is in effect and provide upon Beneficiary's request such information as Beneficiary may advise Grantor it has determined is reasonably necessary for Beneficiary to maximize the proceeds of the securitization or other sale or conveyance of the Note, or portions of the Note or interests therein, including but not limited to (a) information required by the Securities and Exchange Commission, state securities agencies or underwriters of the securities; (b) information necessary to make any legal determination or to qualify for favorable treatment under statutes, regulations or case law or for qualification or other favorable treatment under tax, securities, ERISA or applicable state or federal laws; (c) legal opinions of Grantor's counsel and certifications of Grantor's Authorized Representative (including but not limited to so-called "lOb-5" legal opinions and certifications) relating to the Premises and the Improvements, Grantor's compliance with the terms hereof, matters affecting Affiliates of Grantor that have an effect upon the compliance with the terms hereof; (d) audited financial information; and (e) representations and warranties with respect to the Premises, the Improvements and Grantor's operations and financial condition consistent with those made herein. Grantor agrees to consent to, sign or otherwise facilitate the filing of all documents, reports, instruments, statements, notifications and other papers with appropriate regulatory agencies or, if any transaction involves perfection of exemptions from regulatory requirements, to facilitate the claim of any such exemption at Beneficiary's request and to consent to any amendments to this Deed of Trust Beneficiary deems desirable in order to facilitate such securitization, conveyance or financing, so long as such amendment does not materially affect amounts payable and payment terms applicable to Grantor hereunder. Notwithstanding the foregoing, Grantor shall not by the terms of this Section be required to execute as registrant any registration statement for the registration of securities under federal or state law but, upon request, Grantor shall consent to or otherwise cause its accountants, attorneys or other agents to consent to the filing of such expertized portions of any such registration statement as are required under federal or state securities laws, regulations, rules or other directives. Beneficiary agrees to reimburse Grantor for the reasonable out-of-pocket costs of Grantor in connection with the foregoing. Grantor's failure to provide to Beneficiary any information requested by Beneficiary pursuant to this Section shall not constitute a default under this Deed of Trust if and to the extent that Grantor (a) does not in fact have such information, (b) cannot without unreasonable cost or expense (but without regard to any potential liability to Grantor arising from or in connection with any information or materials requested by Beneficiary) procure such information, (c) is not obligated pursuant to any of the provisions of this Deed of Trust other than this Section to maintain or retain such information, and (d) has not previously been advised by Beneficiary to maintain or retain such information for the purposes described in this Section.

  (b) Grantor recognizes that, in connection with any securitization of the Note, Beneficiary will engage a servicer for the purpose of servicing all of the loans in the securitized pool. Grantor covenants and agrees that it will pay the custodial fees of such servicer in connection with the Cash Reserve and the Loan Reserve and the fees and charges of such servicer in connection with future modifications, if any, of the Loan Documents.

   SECTION 7.09 No Merger. Unless expressly~ provided otherwise, in the event that ownership of this Deed of Trust and title to the fee and/or leasehold estates in the Premises or the Improvements encumbered hereby shall become vested in the same person or entity, this Deed of Trust shall not merge in said title but shall continue to be and remain a valid and subsisting lien and/or trust deed on said estates in the Premises or the Improvements for the amount secured hereby.

  SECTION 7.10  [Reserved]

  SECTION 7.11 Brokerage. Grantor hereby indemnifies and holds harmless the Trustee and Beneficiary against all liability, cost and expense, including without limitation attorneys' charges, disbursements and reasonable fees, incurred in connection with any claims which may be asserted by any broker or finder or similar agent alleging to have dealt with Grantor in any of the transactions contemplated hereby.

  SECTION 7.12 Effect of Extensions and Amendments. If the payment of the Secured Obligations, or any part thereof, shall be extended or varied, or if any part of the security or guaranties therefor be released, all persons now or at any time hereafter liable therefor, or interested in the Mortgaged Property, shall be held to assent to such extension, variation or release, and their liability, and the lien, and all provisions hereof, shall continue in full force and effect; the right of recourse against all such persons being expressly reserved by the Trustee and Beneficiary, notwithstanding any such extension, variation or release (subject to the express limitations set forth in Section 7.16). Any person, firm or corporation taking a junior deed of trust or other Lien upon the Mortgaged Property or any part thereof or any interest therein (no such junior deed of trust or other Lien in any event being permitted without Beneficiary's consent), shall, without Section to maintain or retain such information, and (d) has not previously been advised by Beneficiary to maintain or retain such information for the purposes described in this Section.

  (b) Grantor recognizes that, in connection with any securitization of the Note, Beneficiary will engage a servicer for the purpose of servicing all of the loans in the securitized pool. Grantor covenants and agrees that it will pay the custodial fees of such servicer in connection with the Cash Reserve and the Loan Reserve and the fees and charges of such servicer in connection with future modifications, if any, of the Loan Documents.

  SECTION 7.09 No Merger. Unless expressly provided otherwise, in the event that ownership of this Deed of Trust and title to the fee and/or leasehold estates in the Premises or the Improvements encumbered hereby shall become vested in the same person or entity, this Deed of Trust shall not merge in said title but shall continue to be and remain a valid and subsisting lien and/or trust deed on said estates in the Premises or the Improvements for the amount secured hereby.

  SECTION 7.10 Grantor's Waivers. Grantor hereby expressly and unconditionally waives, in connection with any foreclosure or similar action or procedure brought by Beneficiary asserting an Event of Default under clause
(a) of Section 5.01 of this Deed of Trust, any and every right it may have to
(i) injunctive relief, (ii) interpose any counterclaim that is not a compulsory counterclaim therein and (iii) have the same consolidated with any other or separate suit, action or proceeding. Nothing herein contained shall prevent or prohibit Grantor from instituting or maintaining a separate action against Beneficiary with respect to any asserted claim.

  SECTION 7.11 Brokerage. Grantor hereby indemnifies and holds harmless the Trustee and Beneficiary against all liability, cost and expense, including without limitation attorneys' charges, disbursements and reasonable fees, incurred in connection with any claims which may be asserted by any broker or finder or similar agent alleging to have dealt with Grantor in any of the transactions contemplated hereby.

  SECTION 7.12 Effect of Extensions and Amendments. If the payment of the Secured Obligations, or any part thereof, shall be extended or varied, or if any part of the security or guaranties therefor be released, all persons now or at any time hereafter liable therefor, or interested in the Mortgaged Property, shall be held to assent to such extension, variation or release, and their liability, and the lien, and all provisions hereof, shall continue in full force and effect; the right of recourse against all such persons being expressly reserved by the Trustee and Beneficiary, notwithstanding any such extension, variation or release (subject to the express limitations set forth in Section 7.16). Any person, firm or corporation taking a junior deed of trust or other Lien upon the Mortgaged Property or any part thereof or any interest therein (no such junior deed of trust or other Lien in any event being permitted without Beneficiary's consent), shall, without waiving any other limitations in this Deed of Trust on such Liens, take the said Lien subject to the rights of the Trustee and Beneficiary to amend, modify, extend or release the Note, this Deed of Trust or any other document or instrument evidencing, securing or guarantying the indebtedness secured hereby, in each case without obtaining the consent of the holder of such junior Lien and without the lien of this Deed of Trust losing its priority over the rights of any such junior Lien.

  SECTION 7.13 No Joint Venture. Grantor acknowledges that the relationship between the parties is that of mortgagor and mortgagee and that in no event shall the Trustee or Beneficiary be deemed to be a partner or joint venturer with Grantor. Neither Trustee nor Beneficiary shall be deemed to be such a partner or joint venturer by reason of their becoming a mortgagee in possession or exercising any rights pursuant to this Deed of Trust or any other of the Loan Documents.

  SECTION 7.14 Funds Held in Accounts. (a) Grantor hereby agrees that Trustee and/or Beneficiary shall have no liability for any investment losses or reduction in value which accrue or occur with respect to any amounts held by or on behalf of Trustee or Beneficiary in any accounts hereunder, under the Cash Reserve Agreement, or otherwise, for the benefit or account of Grantor or the Premises (such as, inter alia, insurance proceeds, partial condemnation awards, funds deposited with Beneficiary pursuant to subsection (b) of Section
2.07 hereof, funds deposited in the Loan Reserve pursuant to Section 2.33 hereof and funds deposited in the Cash Reserve pursuant to Sections 2.09, 2.15, 2.32 and 2.34 hereof), so long as such amounts are invested in Permitted Investments maintained for the account or benefit of Grantor (except that interest and/or other income on funds deposited with Beneficiary pursuant to paragraph (b) of Section 2.07 hereof shall not be for the account or benefit of Grantor), and any such losses shall be borne solely by Grantor. In addition, Grantor agrees that all interest and/or other income on all such funds other than funds deposited with Beneficiary pursuant to subsection (b) of Section 2.07 hereof shall for income tax purposes be deemed to belong to Grantor.

  (b) Nevertheless, Beneficiary shall invest all funds deposited in the Loan Reserve pursuant to Section 2.33 hereof and in the Cash Reserve pursuant to the provisions of this Deed of Trust and as required by the Cash Reserve Agreement or any Transferee Cash Reserve Agreement only in Permitted Investments, and the interest thereon, if and to the extent actually received, less a reasonable administrative fee that may be deducted by Beneficiary to reimburse it for costs of investment and record keeping, shall belong to Grantor and shall be paid to Grantor, except as and to the extent otherwise provided in the Cash Reserve Agreement or any Transferee Cash Reserve Agreement, together with any remaining balance of such funds not expended in accordance with the terms of the Loan Documents, provided no Event of Default hereunder shall have occurred that shall not have been cured, upon payment in full of the Secured Obligations and release and reconveyance of the Mortgaged Property pursuant to Section 7.06 hereof. If an Event of Default shall occur, Beneficiary may, without notice to Grantor, apply any or all of such funds, including interest thereon, to the Secured Obligations or otherwise-as Beneficiary may determine.

  SECTION 7.15 Governing Law. THIS DEED OF TRUST SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE DISTRICT OF COLUMBIA (WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW) AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA. Grantor hereby irrevocably submits to the non-exclusive jurisdiction of any state or federal court in such jurisdiction over any suit, action or proceeding arising out of or relating to the Note, this Deed of Trust or any other Loan Document, and Grantor hereby agrees and consents that, in addition to any methods of service of process provided for under applicable law, all service of process in any suit, action or proceeding in any such court may be made by certified or registered mail, return receipt requested, directed to Grantor at its address indicated herein, and service so made shall be complete five (5) days after the same shall have been so mailed.

  SECTION 7.16 Limitations on Recourse. (a) Notwithstanding anything to the contrary in the Note or in this Deed of Trust or in any other Loan Document, neither Grantor, any present or future constituent partner in or agent of Grantor, nor any shareholder, officer, director, employee, trustee, beneficiary or agent of any corporation or trust that is or becomes a constituent partner in Grantor, shall be personally liable, directly or indirectly, under or in connection with the Note or this Deed of Trust or any other Loan Document, or any instrument or certificate securing or otherwise executed in connection with the Note or this Deed of Trust or any other Loan Document, or any amendments or modifications to any of the foregoing made at any time or times, heretofore or hereafter; the recourse of each of the Trustee and Beneficiary and each of their respective successors and assignees under or in connection with the Note, this Deed of Trust, any other Loan Document and such instruments and certificates, and any such amendments or modifications, shall be limited to Grantor's interest in the Mortgaged Property and such other collateral, if any, as may now or hereafter be given to secure payment of the Secured Obligations only, and Beneficiary and Trustee and each of their respective successors and assignees waives and does hereby waive any such personal liability; provided, however, that the foregoing provisions of this Section shall not (i) constitute a waiver of any obligation evidenced by the Note or contained in this Deed of Trust, (ii) limit the right of the Trustee or Beneficiary to name Grantor as a party defendant in any action or suit for judicial or non-judicial foreclosure and sale or any other action or suit under this Deed of Trust or any other Loan Document so long as no judgment in the nature of a deficiency judgment shall be enforced against Grantor except to the extent of the Mortgaged Property or such other collateral, (iii) affect in any way the validity or enforceability of any guaranty (whether of payment and/or performance), any indemnity provision contained in Sections 2.17, 2.24, 6.06, 7.11 or 7.19 hereof in favor of Trustee or Beneficiary or any indemnity agreement given to Beneficiary in the Environmental Indemnification Agreement or in Section 5.2 of the Assignment of Rents and Leases of even date herewith by and between Grantor and Beneficiary in connection with the loan secured hereby the "Assignment of Rents and Leases"), except that the liability of Carlyle only (but not of Grantor or of The John Akridge Company (in its capacity as a general partner of Grantor)) under any indemnity provision contained in Sections 2.17, 2.24, 6.06, 7.11 or
7.19 hereof in favor of Trustee or Beneficiary or any indemnity agreement given to Beneficiary in Section 5.2 of the Assignment of Rents and Leases (collectively, such indemnity provisions and agreement are hereinafter sometimes referred to as the "Specified Indemnities") shall be limited as provided in Section 7.16(c) hereof, or (iv) constitute a waiver by Beneficiary of any rights to reimbursement for actual, or out-of-pocket, losses, costs or expenses, or any other remedy at law or in equity, against Grantor by reason of (1) gross negligence, willful misconduct, intentional misrepresentations or fraudulent acts or omissions, (2) willful misapplication of any insurance proceeds, condemnation awards or tenant security deposits, or of any rental or other income which was required by this Deed of Trust or other Loan Documents to be paid or applied in a specified manner, arising, in any such case, with respect to the Mortgaged Property, (3) Grantor's entry into, modification of, or termination of, any Lease, without Beneficiary's prior consent, if this Deed of Trust requires such consent to be obtained by Grantor, (4) failure to pay premiums for insurance covering environmental risks, or (5) the material inaccuracy of any information contained in rent rolls delivered to Beneficiary on or prior to the date hereof in connection with Beneficiary's underwriting of the loan secured hereby or delivered to Beneficiary pursuant to Section
2.16 hereof or otherwise and relied upon by Beneficiary in making any determination under Section 2.32 hereof with respect to the Debt Service Coverage Ratio for the loan secured hereby. Notwithstanding anything contained in clause (iii) of this Section 7.16(a), so long as Beneficiary's rights to pursue Grantor are not in any way prejudiced or impaired thereby and any costs that Beneficiary may incur by refraining from pursuing Grantor that are not paid in advance by Grantor are not in Beneficiary's reasonable judgment material, Beneficiary shall seek to obtain reimbursement pursuant to any valid insurance policy covering environmental risks and maintained by Grantor (or for which Grantor pays a portion of the premiums) pursuant to the terms of this Deed of Trust, to the extent such reimbursement shall be available to Beneficiary, before it seeks to obtain satisfaction with respect to any loss or damage it may sustain with respect to environmental matters from the personal assets (other than any assets that may constitute Mortgaged Property) of Grantor or any general partner of Grantor.

  (b) Notwithstanding anything to the contrary in the Note or in this Deed of Trust or in any other Loan Document (including, without limitation, (i) Sections 7.16(a) and 7.16(c) hereof, (ii) the Environmental Indemnification Agreement and (ii) the Assignment of Rents and Leases), no limited partner of Grantor, no present or future constituent partner in or agent of Carlyle, nor any shareholder, officer, director, employee, trustee, beneficiary or agent of any corporation or trust that is or becomes a constituent partner in Carlyle, nor any present or future shareholder, officer, director, employee or agent of The John Akridge Company shall be personally liable, directly or indirectly, under or in connection with the Note or this Deed of Trust or any other Loan Document (including, without limitation, the Environmental Indemnification Agreement and the Assignment of Rents and Leases), or any instrument or certificate securing or otherwise executed in connection with the Note or this Deed of Trust or any other Loan Document (including, without limitation, the Environmental Indemnification Agreement and the Assignment of Reich holds title to the land underlying 2 Broadway Building (all of these office buildings are in New York, New York); JMB/Piper Jaffray Tower Associates, a general partnership, which is a partner in (i) OB Joint Venture II, a general partnership, which is a partner of 222 South Ninth Street Limited Partnership, a limited partnership, which holds title to the Piper Jaffray Tower office building in Minneapolis, Minnesota, and (ii) OB Joint Venture, a general partnership, which holds title to the land underlying the Piper Jaffray Tower office building; JMB/Piper Jaffray Tower Associates II, a general partnership, which also is a partner in OB Joint Venture, a general partnership, which holds title to the land underlying the Piper Jaffray Tower office building; 900 3rd Avenue Associates, a general partnership, which is a partner of Progress Partners, a general partnership, which holds title to 900 Third Avenue
Building located in New York, New York; and Orchard Associates, a general partnership which is a partner of Old Orchard Joint Venture, a general partnership, which holds title to the Old Orchard Shopping Center in Skokie (Chicago), Illinois. Generally, the developer of the property is a partner in the joint ventures, however, the partners in the JMB/NYC Office Building Associates, JMB/Piper Jaffray Tower Associates, JMB/Piper Jaffray Tower Associates II, 900 3rd Avenue Associates and Orchard Associates are affiliates of the General Partners of the Partnership. Reference is made to Notes 3(a), 3(b) and 3(c) for a description of the terms of such joint venture partn-erships. The Partnership is a 40% shareholder in Carlyle Managers, Inc. and a 40% shareholder in Carlyle Investors, Inc.
                                                             EXHIBIT 21




                         LIST OF SUBSIDIARIES


     The Partnership is a partner of the following joint ventures: 1090 Vermont Ave., N.W. Associates Limited Partnership, a limited partnership, which holds title to the 1090 Vermont Avenue Building in Washington, D.C.; Mariners Pointe Associates, a limited partnership, which holds title to the Mariners Pointe Apartments in Stockton, California; Carlyle-XIV Associates, L.P., which is a partner of JMB/NYC Office Building Associates, L.P., a limited partnership, which is a partner in (i) 237 Park Avenue Associates, a general partnership, which holds title to the 237 Park Avenue Building, (ii) 1290 Associates, a general partnership, which holds title to the 1290 Avenue of the Americas Building, (iii) 2 Broadway Associates, a general partnership, which holds title to the 2 Broadway Building and (iv) 2 Broadway Land Company, a general partnership, which holds title to the land underlying 2 Broadway Building (all of these office buildings are in New York, New York); JMB/Piper Jaffray Tower Associates, a general partnership, which is a partner in (i) OB Joint Venture II, a general partnership, which is a partner of 222 South Ninth Street Limited Partnership, a limited partnership, which holds title to the Piper Jaffray Tower office building in Minneapolis, Minnesota, and (ii) OB Joint Venture, a general partnership, which holds title to the land underlying the Piper Jaffray Tower office building; JMB/Piper Jaffray Tower Associates II, a general partnership, which also is a partner in OB Joint Venture, a general partnership, which holds title to the land underlying the Piper Jaffray Tower office building; 900 3rd Avenue Associates, a general partnership, which is a partner of Progress Partners, a general partnership, which holds title to 900 Third Avenue
Building located in New York, New York; and Orchard Associates, a general partnership which is a partner of Old Orchard Joint Venture, a general partnership, which holds title to the Old Orchard Shopping Center in Skokie (Chicago), Illinois. Generally, the developer of the property is a partner in the joint ventures, however, the partners in the JMB/NYC Office Building Associates, JMB/Piper Jaffray Tower Associates, JMB/Piper Jaffray Tower Associates II, 900 3rd Avenue Associates and Orchard Associates are affiliates of the General Partners of the Partnership. Reference is made to Notes 3(a), 3(b) and 3(c) for a description of the terms of such joint venture partnerships. The Partnership is a 40% shareholder in Carlyle Managers, Inc.
and a 40% shareholder in Carlyle Investors, Inc.

                                            POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and directors of JMB Realty Corporation, the managing general partner of CARLYLE REAL ESTATE LTD. -
XI, do hereby nominate, constitute and appoint GARY NICKELE, GAILEN J. HULL, DENNIS
M. QUINN or any of them, attorneys and agents of the undersigned with full power of authority to sign in the name and on behalf of the undersigned officer or directors a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, hereby ratifying and confirming all that said attorneys and agents and any of them may do by virtue hereof.

        IN WITNESS WHEREOF, the undersigned have executed this Power of Attorney the
23rd day of March, 1994.

JUDD D. MALKIN
- -------------------                                              Chairman and Director
Judd D. Malkin


NEIL G. BLUHM
- -------------------                                              President and Director
Neil G. Bluhm


H. RIGEL BARBER
- -------------------                                              Chief Executive Officer
H. Rigel Barber


JEFFREY R. ROSENTHAL
- -----------------------                                          Chief Financial Officer
Jeffrey R. Rosenthal

        The undersigned hereby acknowledge and accept such power of authority to sign, in the name and on behalf of the above named officer and directors, a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, the 23rd day of March, 1994.

                                                                 GARY NICKELE
                                                                 ------------
                                                                 Gary Nickele

                                                                 GAILEN J. HULL
                                                                 ---------------
                                                                 Gailen J. Hull

                                                                 DENNIS M. QUINN
                                                                 ---------------
                                                                 Dennis M. Quinn


                                        POWER OF ATTORNEY
                                        -----------------
       KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer and directors of JMB Realty Corporation, the managing general partner of CARLYLE
REAL ESTATE LTD. - XI, do hereby nominate, constitute and appoint GARY NICKELE,
GAILEN J. HULL, DENNIS M. QUINN or any of them, attorneys and agents of the undersigned with full power of authority to sign in the name and on behalf of the undersigned officer or directors a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, hereby ratifying and confirming all that said attorneys and agents and any of them may do by virtue hereof.

       IN WITNESS WHEREOF, the undersigned have executed this Power of Attorney the 26th day of January, 1994.



STUART C. NATHAN
_________________________               Executive Vice President and Director of
Stuart C. Nathan                        General Partner

A. LEE SACKS
_________________________               Director of General Partner
A. Lee Sacks



       The undersigned hereby acknowledge and accept such power of authority to sign, in the name on behalf of the above named officer and directors, a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, the 26th day of January, 1994.



                                              GARY NICKELE
                                              ______________________
                                              Gary Nickele

                                              GAILEN J. HULL
                                              ______________________
                                              Gailen J. Hull

                                              DENNIS M. QUINN
                                              ___________________________
                                              Dennis M. Quinn