Form 10-Q
period 1994-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1994-05-16
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994      Commission file number 2-88687




                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
               (Exact name of registrant as specified in its charter)




      Illinois                                              36-3256340
(State of organization)                  (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                           60611
(Address of principal executive office)                      (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .




PART II      OTHER INFORMATION


Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . . .

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURE

                                                                 CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------
                                                                                                         MARCH 31,      DECEMBER 31
                                                                                                          1994              1993
                                                                                                      ------------     ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    411,338        2,830,985
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19,556,176       16,190,375
  Restricted funds (note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     152,835        1,903,509
  Interest, rents and other receivables (net of allowance for doubtful accounts of $949,989 and
    $816,356 at March 31, 1994 and December 31, 1993, respectively). . . . . . . . . . . . . . . . . .     642,213          647,505
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     215,587          158,107
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     601,945          540,794
                                                                                                      ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21,580,094       22,271,275
                                                                                                      ------------     ------------
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10,788,810       10,788,810
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 147,772,111      147,556,586
                                                                                                      ------------     ------------
                                                                                                       158,560,921      158,345,396
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45,833,522       44,635,592
                                                                                                      ------------     ------------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . . 112,727,399      113,709,804
                                                                                                      ------------     ------------
Investment in unconsolidated ventures, at equity (notes 1, 2 and 8). . . . . . . . . . . . . . . . . .   9,187,332        9,517,271
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,422,507        2,514,464
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,404,191        1,503,871
                                                                                                      ------------     ------------
                                                                                                      $147,321,523      149,516,685
                                                                                                      ============     ============
                                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURE

                                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------
                                                                                                        MARCH 31,       DECEMBER 31,
                                                                                                          1994              1993
                                                                                                      ------------     ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 49,832,685       28,107,327
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     903,143          835,762
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,486,658        2,447,554
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,992,077        3,729,532
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,175,492          804,760
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     238,826          800,195
                                                                                                      ------------     ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  56,628,881       36,725,130
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     305,904          292,009
Investment in unconsolidated ventures, at equity (notes 1, 2 and 8). . . . . . . . . . . . . . . . . . 153,697,517      148,714,348
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,408,689        1,412,837
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  77,923,615       98,747,743
                                                                                                      ------------     ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 289,964,606      285,892,067

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (19,433,906)     (19,183,198)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,235,319)      (1,235,319)
                                                                                                      ------------     ------------
                                                                                                       (20,668,225)     (20,417,517)
                                                                                                      ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . 351,746,836      351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(437,566,313)    (431,549,320)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (36,155,381)     (36,155,381)
                                                                                                      ------------     ------------
                                                                                                      (121,974,858)    (115,957,865)
                                                                                                      ------------     ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . . . .(142,643,083)    (136,375,382)
                                                                                                      ------------     ------------
Commitments and contingencies (notes 2, 3, 4 and 5)
                                                                                                      $147,321,523      149,516,685
                                                                                                      ============     ============

                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURE

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                        1994              1993
                                                                                                      ------------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 5,515,839        6,140,160
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    204,458           56,150
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --               6,419
                                                                                                      -----------       ----------
                                                                                                        5,720,297        6,202,729
                                                                                                      -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3,362,084        4,750,227
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,197,930        1,463,470
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,892,546        3,016,407
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    240,497          301,815
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    188,502          102,665
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     97,330          102,621
                                                                                                      -----------       ----------
                                                                                                        7,978,889        9,737,205
                                                                                                      -----------       ----------
          Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (2,258,592)      (3,534,476)
Partnership's share of loss from operations of unconsolidated ventures (notes 1, 2 and 8). . . . . . . (4,009,109)      (5,427,845)
Venture partner's share of venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .      --              25,586
                                                                                                      -----------       ----------
          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ (6,267,701)      (8,936,735)
                                                                                                      ============       ==========
          Net loss per limited partnership interest (note 1) . . . . . . . . . . . . . . . . . . . . .$     (15.00)          (21.39)
                                                                                                      ============       ==========
          Cash distributions per limited partnership interest. . . . . . . . . . . . . . . . . . . . .$      --               --
                                                                                                      ============       ==========





                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURE

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)
                                                                                                          1994              1993
                                                                                                      ------------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ (6,267,701)      (8,936,735)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,197,930        1,463,470
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     188,502          102,665
    Amortization of deferred rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36,837           36,838
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .     131,435          139,591
    Partnership's share of loss from operations of unconsolidated ventures . . . . . . . . . . . . . .   4,009,109        5,427,845
    Venture partner's share of loss from venture's operations. . . . . . . . . . . . . . . . . . . . .       --             (25,586)
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,750,674        1,275,422
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,292          288,282
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (57,480)         (45,430)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (61,151)         (83,030)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      99,680           74,302
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      67,381          346,780
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,104            --
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (561,369)        (318,211)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,737,455)        (208,011)
    Deferred interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     937,221          567,988
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     370,732          300,623
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,896            1,108
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,148)         (10,422)
                                                                                                      ------------      -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .     158,489          397,489
                                                                                                      ------------      -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . . . . . . . . . .  (3,365,801)          29,281
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (215,525)        (100,436)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . .   1,621,000            --
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .    (317,000)        (847,798)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (133,383)          (7,560)
                                                                                                      ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,410,709)        (926,513)
                                                                                                      ------------      -----------
                                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURE

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                            1994              1993
                                                                                                       ------------      ----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (167,427)       (152,997)
                                                                                                       ------------      ----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (167,427)       (152,997)
                                                                                                       ------------      ----------

          Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . $ (2,419,647)       (682,021)
                                                                                                       ============      ==========


Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  4,030,882       4,250,659
                                                                                                       ============      ==========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      --               --
                                                                                                       ============      ==========





















                                                See accompanying notes to consolidated financial statements.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1994 AND 1993

                                     (UNAUDITED)



     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report on Form 10-K (File No. 2-88687) filed on March 28, 1994 (the "Annual Report"), as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Mariners Pointe Associates ("Mariners Pointe"). The effect of all significant transactions between the Partnership and its consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates (note 2(b)); JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 3rd Avenue Associates ("JMB/900"); 1090 Vermont Avenue, N.W. Associates Limited Partnership ("1090 Vermont"); Maguire/Thomas Partners - South Tower ("South Tower"); and the Partnership's indirect (through Carlyle-XIV Associates, L.P.) interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC").

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the three months ended March 31:

                                         1994                       1993
                              -----------------------      ---------------------
                              GAAP BASIS    TAX BASIS     GAAP BASIS   TAX BASIS
                              -----------   ---------     ----------   ---------
Net loss . . . . . . . . .     $6,267,701   7,163,940      8,936,735   6,893,110
Net (earnings) loss per
  limited partnership
  interest . . . . . . . .     $    15.00       17.15          21.39       16.50
                               ==========   =========      =========    ========

     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($41,987 and $1,555,066 at March 31, 1994 and December 31, 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     As more fully discussed in Note 2(c), due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and due to discussions with the O&Y affiliates regarding the reallocation of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2 Broadway venture made a provision for value impairment on such investment property of $192,627,560 at December 31, 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including the related accrued interest. The Partnership's share of the provision was $28,046,598.

     Due to the uncertainty of the South Tower venture's ability to recover the net carrying value of the Wells Fargo Center - IBM Tower investment property through future operations and sale, the South Tower venture made a provision for value impairment on such investment property of $67,479,871. Such provision at September 30, 1993 was recorded to effectively reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing. The Partnership's share of such provision was $22,493,290.


(2)   VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1994 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,607,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

     The Partnership has acquired, through the above ventures, interests in one apartment complex and seven office buildings. The venture properties have been financed under various long-term debt arrangements.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



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

     (b)  Orchard Associates

     The Partnership's interest in Old Orchard shopping center (through Orchard Associates and Old Orchard Urban Venture ("OOUV")) was sold in September 1993.

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV is also entitled to receive up to an additional $4,300,000 based upon certain events (as defined) and may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined).

     Contemporaneously with the formation of the new limited partnership, OOUV redeemed Orchard Associates' ("Orchard") interest in OOUV for $56,689,747 (before closing costs and prorations). This transaction has resulted in Orchard having no ownership interest in the property as of the effective date of the redemption agreement. Orchard recognized a gain of $15,797,454 for financial reporting purposes ($7,898,727 allocable to the Partnership) and recognized a gain for Federal income tax reporting purposes of $32,492,776 ($16,246,388 allocable to the Partnership) in 1993.

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

     (c)  JMB/NYC

     The Partnership owns indirectly through Carlyle-XIV Associates, L.P. and JMB/NYC, an interest in (i) the 237 Park Avenue Associates venture which owns an existing 23-story office building, (ii) the 1290 Associates venture which owns an existing 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Company ventures which own an existing 32-story office building (together "Three Joint Ventures" and individually a "Joint Venture").

All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O & Y Equity Company, L.P. and O & Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O&Y").

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     JMB/NYC is a joint venture among Carlyle-XIV Associates, L.P. (of which the Partnership holds a 99% limited partnership interest), Property Partners, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. Effective March 25, 1993, the Partnership became a 40% shareholder of Carlyle Managers, Inc. Related to this investment, the Partnership has an obligation to fund, on demand, $1,200,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. In March 1993, JMB/NYC, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIV Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership became a 40% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund, on demand, $1,200,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 50%.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at March 31, 1994 and December 31, 1993. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $82,238,193 at March 31, 1994. During 1993 and for the three months ended March 31, 1994, no payments were made on the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization is allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates.

     The Three Joint Ventures' agreements further provide that, in general, upon sale or refinancing of the properties, net sale or refinancing proceeds will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

     Under the terms of the Three Joint Venture agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991. Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. Pursuant to the Three Joint Ventures agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for calculating JMB/NYC's share of operating cash flow or deficits through 1991 was as though the rate were fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded default notices previously received by JMB/NYC alleging defaults for failing to make capital contributions and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures as if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. It was also agreed that during this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


level amounts of any of the Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and will be repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures.

As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at March 31, 1994 is $48,522,601. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies. Based upon the Olympia & York affiliates' interpretation, interest expense for the Three Joint Ventures for the three months ended March 31, 1994 was $29,373,012. Based upon the amount of interest determined by JMB/NYC for the three months ended March 31, 1994, interest expense for the Three Joint Ventures was $16,251,246. The effect of recording interest calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $13,121,766 (of which the Partnership's share is $3,050,811) for the three months ended March 31, 1994 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. During the quarter ended March 31, 1993, O & Y emerged from bankruptcy protection in the Canadian proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Joint Ventures and JMB/NYC or to negotiate a restructuring of the joint venture agreements, or otherwise reach an understanding with JMB/NYC regarding any future funding obligation of JMB/NYC.


     During the fourth quarter of 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC has been unable to determine if the Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, the Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a potential sale of the 2 Broadway building and a fixed rate of interest on the loan during the remaining loan term until maturity. In conjunction with the negotiations, the Olympia & York affiliates

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. There is no assurance that a restructuring of the loan will be obtained. Interest on the first mortgage loan is calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     During 1992, the Olympia & York affiliates and certain other affiliates of O & Y reached an agreement with the City of New York to defer the payment of real estate taxes on properties in which O&Y affiliates have an ownership interest, including the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway buildings, whereby payment of the July real estate taxes was made in six equal monthly installments from July through December and payment of the December real estate taxes are made in six equal monthly installments from January through June. This agreement has been extended through June, 1994. Since March 1994, the monthly real estate tax installment payments related to the 2 Broadway building have not been paid and there is uncertainty regarding the remittance of future installment payments related to the building.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.

     If JMB/NYC is successful in its negotiations to restructure the Three Joint Ventures agreements and retains an interest in one or more of these investment properties, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the 237 Park and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net sale or refinancing proceeds. The 2 Broadway building is in need of a major renovation. The Joint Ventures that own the 2 Broadway building and land have no plans for a renovation of the property because of the potential sale of the building discussed below and because the effective rents that could be obtained under the current office market conditions may not be sufficient to justify the costs of the renovation.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Olympia & York affiliates have informed JMB/NYC that they have received a written proposal for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed to the concept of a sale of the building but has not approved the terms of any proposed offer for purchase. Accordingly, a sale pursuant to the proposal received by the Olympia & York affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such proposal or any other proposal, if this proposal were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the Olympia & York affiliates relating to the proposal were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting and Federal income tax purposes. Accordingly, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest.

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

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $150,759,599 at March 31, 1994) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     (d)  JMB/Piper

     During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet).

The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant will lease an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market, which is significantly lower than the reduced rental rate on the tenant's current occupied space.

     (e)  JMB/900

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partners assumed management responsibility for the property as of August 1987 for a fee computed as a percentage of certain revenues.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due real estate taxes and to pay certain costs which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement, to the extent such funds were not available from the investment property.

     In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corp. ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement will likely involve redirecting amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement to JMB/900. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     (f)  South Tower

     The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture is classified at March 31, 1994 and December 31,

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, there is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature. The Partnership may then decide not to commit any significant amounts to the property. This may result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.

     (g)  1090 Vermont

     Through 1993, the Partnership and joint venture partner contributed a total of $4,076,000 ($2,038,000 for the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation. The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. During the fourth quarter of 1993, the joint venture finalized a refinancing of the existing mortgage loan with a new loan in the amount of $17,750,000. The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture.
Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed to the venture partners in December 1993 as a partial return of the additional capital contributed. The remaining proceeds are being retained by the joint venture as working capital. The new loan provides for interest only monthly payments for the entire ten-year term. The interest rate for the first five years is 8.01% per annum. The fixed interest rate thereafter until maturity will be 2.8% per annum over the five-year Treasury rate at the beginning of such five-year period. In addition to providing refinancing proceeds to the joint venture, the debt service payments due under the new loan are significantly lower than the payments due under the prior loan.

     (h)  Mariners Pointe

     Under the terms of the joint venture agreement, the joint venture partner is obligated to contribute 22.3% of annual cash operating deficits. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution, however, the Partnership is currently negotiating with the joint venture partner to obtain its interest in the joint venture and receive certain amounts in satisfaction of its funding obligation. The underlying mortgage loan matures on October 1, 1994. In this regard, the Partnership has commenced discussions with the underlying lender for an extension of the existing mortgage loan. In addition, the Partnership is exploring the possibility of selling the property. There can be no assurance that the Partnership will collect the amounts due from the joint venture partner in satisfaction of its funding obligation, be able to refinance or extend the existing mortgage loan, or sell the property.


(3)  DISPOSITION OF INVESTMENT PROPERTIES

     (a)  Turtle Creek

     Under the terms of the Turtle Creek venture agreement, through December 1990, the joint venture partner was obligated to make capital contributions to the venture to fund operating deficits including debt service of the property

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and to pay the Partnership a preferential return. The joint venture partner defaulted on such obligations. Due to the non-payment of debt service, the lender, on March 7, 1989, concluded proceedings to realize on its security and took title to the property.

     The joint venture partner's obligations to the Partnership were guaranteed by certain of the joint venture partner's principals. After filing a lawsuit against the joint venture partner and certain of the joint venture partner's principals, on April 3, 1992, the Partnership entered into a settlement agreement whereby the Partnership is scheduled to receive total payments of $4,075,000. The Partnership received $650,000 of this amount upon execution of the agreement. The remainder of the settlement amount is represented by a promissory note issued to the Partnership in the amount of $3,425,000. The note provides for monthly interest payments over a six-year period at interest rates which vary from 4.8613% to 5.3684% per annum. In addition, the note provides for annual principal payments of $400,000 due every April for five years with a final payment in the amount of $1,425,000 due on the sixth anniversary of the date of issuance of the note. Due to the uncertainty of collection of the remaining settlement amounts, settlement payments are reflected in other income only as collected. As of April 30, 1994, all scheduled payments have been received.

     (b)  Old Orchard Shopping Center

     A summary description of the sale is contained in note 2(b).

     (c)  Scottsdale Financial Centers - Phase I and II

     A description of the dispositions is contained in note 6.


(4)  LONG-TERM DEBT

     (a)  Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II does not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership has been paying a reduced amount of debt service since November 1990. As a result, the Partnership was negotiating with the RTC to obtain a loan modification to reduce the property's required debt service payments. During the fourth quarter 1992, the RTC sold the Phase II mortgage loans. The new underlying lender has placed the Partnership in default for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest have been classified as current liabilities in the accompanying consolidated financial statements at March 31, 1994 and December 31, 1993. Based upon the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,586,171 as of March 31, 1994, equals $1,088,467. The Partnership is currently in negotiations with the new lender regarding marketing the property for sale with Phase I. Because the two Phases currently operate in tandem, the Partnership believes the two Phases together would have a greater individual market value than if marketed for sale independently. If the Partnership is not successful in its discussions with the new Phase II lender, the Partnership has decided, based upon an analysis of current and anticipated market conditions and the probability of large future cash deficits, not to commit additional funds to the Phase II property. This would result in the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Partnership no longer having an ownership interest in the Phase II property and could result in gain for financial reporting and Federal income tax purposes to the Partnership with no distributable proceeds from the disposition. The Partnership, however, will still consider marketing the Phase I property for sale in the near future.

     (b)  Louisiana Tower

     During 1988, Louisiana Tower restructured its existing mortgage note with the lender. Under the terms of the agreement, Louisiana Tower paid the lender a total of $13,000,000, representing a principal reduction of $10,775,000 and an interest rate reduction fee of $2,225,000. In return, the interest rate on the remaining non-recourse note balance of $22,225,000 was lowered from 12.5% to 9.0% per annum. The lender is also entitled to additional contingent interest equal to 30% of the net sale or refinancing proceeds (as defined) in excess of $35,225,000. In order for the lender to realize this additional contingent interest and for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market or property operating conditions resulting in a significant increase in value of the property. Accordingly, no additional contingent interest has been accrued by the Partnership.

     In 1990, the Partnership signed an agreement with the underlying lender to provide additional debt restructuring in order to reduce current and anticipated deficits resulting from the termination of a major tenant's lease and costs associated with leasing. The terms of the agreement require debt service payments in an amount equal to the monthly cash flow generated by the property (before payment of property management fees) plus $100,000 per annum for a five-year period commencing with the January 1990 payment. The cash flow of the property is escrowed monthly and remitted to the lender annually on March 31. For calendar 1993, excess cash flows of $973,118 were deposited in escrow. Such funds were withdrawn by the lender during the first quarter of 1994. The difference between the above pay rate and the contract pay rate of 9% per annum on the principal balance will accrue at 9% per annum compounded monthly until maturity when the principal and accrued interest is due and payable. The Partnership is negotiating with the existing lender for a possible restructuring and/or extension of the existing modified loan. The existing modification period expires and the loan matures in January 1995.
The Partnership has decided that it will not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Therefore, if the Partnership is unsuccessful in obtaining an acceptable restructuring and/or extension of the loan, the likely result would be the Partnership no longer having an ownership interest in the property. In such event, the Partnership would report a capital loss for Federal income tax purposes and a gain for financial reporting purposes with no distributable proceeds.


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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distributions being made, the Limited Partners are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Limited Partners have received (i) cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and
(ii) cumulative cash distributions from the Partnership's operations which, when combined with the sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average adjusted capital investment for each year (their initial capital investment reduced by sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. Accordingly, $1,742,000 of proceeds (representing 3% of the selling price of the Marketplace at South Street Seaport which was sold in
1988) has been deferred for the General Partners at March 31, 1994. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in
(i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above.


(6)  MANAGEMENT AGREEMENTS

     Scottsdale Financial Centers I & II

     On October 1, 1993, the RTC sold the mortgage note underlying Scottsdale Financial Center II and the Partnership simultaneously transferred title to the purchaser of the note. On December 17, 1993, the Partnership relinquished its ownership interest in Scottsdale Financial Center I in a similar transaction.

     A judicial hearing was held in early 1991 concerning, among other things, an alleged default by the Partnership on the mortgage loans secured by the Scottsdale Financial Center I and II investment properties. The judge issued an order rendering the Partnership's rights of offset unenforceable against the RTC acting as receiver of the lender. The court entered a judgment pursuant to this order in February 1992. However, per the judgment, the Partnership was not required to return the guaranteed payments received from the manager (an affiliate of the lender) since acquisition of the properties, which totalled approximately $1,900,000 for both properties.

     Both the Partnership and the RTC had filed a notice of appeal from the judgment order of the court. During the appeal process, the RTC was entitled to obtain title to the properties and the cash reserves on hand. Accordingly, during the second quarter, 1992, the RTC withdrew the cash reserves on hand at the properties. During the quarter ended March 31, 1993, the Partnership reached an agreement with the RTC for the settlement of the disputes through a dismissal of their respective appeals. In April 1993, in accordance with the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


settlement, the Partnership returned $320,000, which represented certain amounts (plus interest thereon) which were withdrawn from the property operating accounts subsequent to the date of the alleged default by the Partnership and set aside in a segregated interest bearing account. However, the Partnership was not required to return the $1.9 million of guaranteed payments it had previously received. As a result of the transfers of title discussed above, the Partnership recognized a gain of $18,382,769 and $7,920,092 in 1993 for financial reporting and Federal income tax purposes, respectively, without any corresponding distributable proceeds.


(7)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's consolidated ventures) to the Corporate General Partner and its affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are as follows:

                                                                     Unpaid at
                                         1994            1993     March 31, 1994
                                       --------        --------  ---------------
Property management and
 leasing fees. . . . . . . . .         $224,660         221,310         42,288
Insurance commissions
 (refunds) . . . . . . . . . .           (2,200)           --            --
Reimbursement (at cost) for
 out-of-pocket expenses. . . .           64,579          20,188          1,017
                                       --------         -------         ------
                                       $287,039         241,498         43,305
                                       ========         =======         ======

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties. In 1994 and 1993, such costs aggregated $32,018 and $169,566, respectively, of which $169,566 was unpaid as of March 31, 1994. All amounts deferred or currently due to the Corporate General Partner and its affiliates do not bear interest and are expected to be repaid in future periods. Reference is made to note 5 above for a discussion of certain distributions payable to the General Partners that have been deferred and subordinated distributions payable to the General Partners under certain other circumstances.

     The manager of Piper Jaffray Tower (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its property management fees as more fully discussed in Note 2(d). Such fees aggregated approximately $1,919,000 at March 31, 1994.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things provide and continues to provide certain property management services to certain properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the three months ended March 31, 1994 were approximately $2,900, all of which have been paid.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(8)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Orchard Associates (note 2(b)), JMB/NYC, JMB/Piper, JMB/Piper II, South Tower, JMB/900 and 1090 Vermont for the three months ended March 31, 1994 and 1993 are as follows:

                                                           1994         1993
                                                       -----------   ----------
     Total income from properties (uncon-
       solidated). . . . . . . . . . . . . . . . . .   $62,325,520   69,222,124
                                                       ===========   ==========
     Operating loss of ventures. . . . . . . . . . .   $14,240,660   13,495,545
                                                       ===========   ==========
     Partnership's share of operating loss . . . . .   $ 4,009,109    5,427,845
                                                       ===========   ==========


(9)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $411,000. Such funds and short-term investments of approximately $19,556,000 are available for distributions to partners and working capital requirements including the Partnership's potential funding obligations at the Louis Joliet Mall for mall enhancement program costs, Louisiana Tower and Wilshire Bundy Plaza related to releasing costs and underlying mortgage obligations, and the cash operating deficits currently being incurred at the Mariners Pointe Apartments. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $5,676,000 for tenant improvements and other capital expenditures, including approximately $2,500,000 for a mall enhancement program at Louis Joliet Mall. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $7,611,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon net cash generated by the Partnership's investment properties and the sale or refinancing of such investments, as well as the Partnership's cash and short-term investments.
Due to the above situations and the property specific concerns discussed below, the Partnership suspended distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     As of March 31, 1994, the current portion of the long-term indebtedness of the Partnership and its consolidated ventures was approximately $49,833,000, including the entire indebtedness encumbering Louisiana Tower, Mariner's Pointe Apartments, Brittany Downs Apartments - Phase II and the Partnership's interest in the Wells Fargo South Tower office building. Reference is made to Notes 2(f), 2(h), 4(a) and 4(b).

     Piper Jaffray Tower

     The Minneapolis office market remains competitive due to the significant amount of new office building developments, which has caused effective rental rates achieved at Piper Jaffray Tower to be below expectations. During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet). The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant will lease an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market, which is significantly lower than the reduced rental rate on the tenant's current occupied space.

     Pursuant to the modification of the mortgage loan made in August, 1992, to the extent the investment property generates cash flow after leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of March 31, 1994, the manager has deferred approximately $1,919,000 of management fees. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 2(d) for further discussion of this investment property.

     Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II does not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership has been paying a reduced amount of debt service since November 1990. The lender has placed the Partnership in default for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest have been classified as current liabilities in the accompanying consolidated financial statements at March 31, 1994 and December 31, 1993. Based on the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,586,171 as of March 31, 1994, equals $1,088,467. The Partnership is currently in negotiations with the lender regarding marketing the property for sale with Phase I. Because the two Phases currently operate in tandem, the Partnership believes the two Phases together would have a greater individual market value than if marketed for sale independently. If the Partnership is not successful in its discussions with the Phase II lender, the Partnership has decided, based upon an analysis of current and anticipated market conditions and the probability of large future cash deficits, not to commit additional funds to the Phase II property. This would result in the Partnership no longer having an ownership interest in the Phase II property and could result in gain for financial reporting and Federal income tax purposes to the Partnership with no distributable proceeds from the disposition. The Partnership, however, will still consider marketing the Phase I property for sale in the near future.

     JMB/NYC

     At the 2 Broadway building, occupancy during the quarter remained at 30%.

The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. As previously reported, Merrill Lynch, Pierce, Fenner & Smith, Incorporated's lease of approximately 497,000 square feet of space (31% of the building's total space) expired in August 1993. A majority of the remaining tenant roster at the property includes several major financial services companies whose leases expire in 1994. Most of these companies maintain back office support operations in the building which can be easily consolidated or moved. The Bear Stearns Co.'s lease of approximately 186,000 square feet of space (12% of the building's total space), which expired in April 1994, was not renewed. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next few years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the O&Y affiliates have informed JMB/NYC that they have received a written proposal for the sale of the 2 Broadway building.


     Occupancy at 1290 Avenue of the Americas decreased to 90%, down from 98% in the previous quarter primarily due to the move-out of various tenants upon lease expiration including AC Nielson Company (59,347 square feet or approximately 3% of the building's leasable space) and New York Telephone Co. (34,114 square feet or approximately 2% of the building's leasable space). It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Negotiations are currently being conducted with a number of tenants who in the aggregate occupy in excess of 300,000 square feet for the renewal of their leases that expire in early 1994 and 1995. John Blair & Co. ("Blair"), a major lessee at 1290 Avenue of the Americas (leased space approximates 253,000 square feet or 13% of the building), has filed for Chapter 11 bankruptcy. Because much of the Blair space is subleased, the 1290 venture is collecting approximately 70% of the monthly rent due under the leases from the subtenants. There is uncertainty regarding the collection of the balance of the monthly rents from Blair. Accordingly, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     JMB/NYC continues to have a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia & York Developments, Ltd. (hereinafter sometimes referred to as "O & Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2(c) of Notes to Financial Statements. Under JMB/NYC's interpretation of the calculation of the effective rate of interest, only 2 Broadway operated at a deficit for the three months ended March 31, 1994. During the first quarter of 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level amount. It was also agreed that during this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993, and contend that the 12-3/4% per annum fixed rate applies.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). The failure to repay a Purchase Note, could under certain circumstances, constitute a default that would permit an immediate acceleration of the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs. In addition, under certain circumstances as discussed more fully in Note 2(c), JMB/NYC may be required to make additional capital contributions to the Joint Ventures in order to fund a deficit restoration obligation associated with a deficit balance in its capital account, and the Partnership could be required to bear a share of such capital contributions obligation.

     If JMB/NYC is successful in its negotiations to restructure the Three Joint Ventures agreements and retains an interest in one or more of these investment properties, there would nevertheless need to be a significant improvement in current market and property operating conditions (including a major renovation of the 2 Broadway building) resulting in a significant increase in value of the properties before JMB/NYC would receive any share of future net sale or refinancing proceeds. The Joint Ventures that own the 2 Broadway building and land have no plans for a renovation of the property because of the potential sale of the property discussed below and because the effective rents that could be obtained under the current office market conditions likely are not sufficient to justify the costs of the renovation.

     The Olympia & York affiliates have informed JMB/NYC that they have received a written proposal for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed to the concept of a sale of the building but has not approved the terms of any proposed offer for purchase. Accordingly, a sale pursuant to the proposal received by the Olympia & York affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such proposal or any other proposal, if this proposal were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the Olympia & York affiliates relating to the proposal were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting and Federal income tax purposes. Accordingly, a provision for value impairment has been recorded for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. During the quarter ended March 31, 1993, O & Y emerged from bankruptcy protection in the Canadian proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the joint ventures and JMB/NYC or to negotiate a restructuring of the joint venture agreements, or otherwise reach an understanding with JMB/NYC regarding any funding obligation of JMB/NYC. However, the financial difficulties of O&Y and its affiliates may be adversely affecting the Three Joint Ventures' efforts to restructure the mortgage loan and to release vacant space in the buildings.

     During the fourth quarter 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC has been unable to determine if the Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, the Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a fixed rate of interest on the loan during the remaining loan term until maturity. In conjunction with the negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. There is no assurance that a restructuring of the loan will be obtained. Interest on the first mortgage loan is calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     1090 Vermont Avenue Building

     During the first quarter, occupancy of this office building remained at 99%. Through 1993, the Partnership and joint venture partners contributed a total of $4,076,000 ($2,038,000 by the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation. The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. During the fourth quarter of 1993, the joint venture finalized a refinancing of the existing mortgage loan with a new loan in the amount of $17,750,000. The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture.
Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed to the venture partners in December 1993 as a partial return of the additional capital contributed. The remaining proceeds are being retained by the joint venture as working capital. The new loan provides for interest only monthly payments for the entire ten-year term. The interest rate for the first five years is 8.01% per annum. The fixed interest rate thereafter until maturity will be 2.8% per annum over the five year Treasury rate at the beginning of such five-year period. In addition to providing refinancing proceeds to the joint venture, the debt service payments due under the new loan are significantly lower than the payments due under the prior loan. Consequently, the property is expected to produce cash flow for the joint venture in 1994.

     Old Orchard Shopping Center

     On September 2, 1993, effective August 30, 1993, Orchard Associates (in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each had a 50% interest) sold its interest in the Old Orchard shopping center (reference is made to Note 2(b)). The Partnership is currently retaining its share of the net proceeds from the sale for working capital purposes.

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

     Wilshire Bundy Plaza

     Occupancy at the Wilshire Bundy Plaza remained at 87% during the first quarter of 1994. The building experienced only minor cosmetic damage as a result of the January 1994 earthquake in southern California. From 1994 through 1996, approximately 60% of the building's square feet under tenant leases expires. Included in such expirations are Dun & Bradstreet (60,500 square feet or approximately 21% of the building's leasable space) and Bozell, Jacobs, Kenyan & Eckhardt (51,000 square feet or approximately 18% of the building's leasable space) who informed the Partnership that they will not be renewing their leases which expire in March 1995 and May 1996, respectively. In addition, several tenants have approached the Partnership seeking space and/or rent reductions. The Partnership is working with its existing tenants and aggressively seeking replacement tenants for current and future vacant space. The West Los Angeles office market (competitive market for the building) is extremely competitive with a current vacancy rate of approximately 22%. While office building development in this market is virtually at a standstill, the Partnership does not expect a significant improvement in the competitive market conditions for several years.

     As a result of these market conditions, it is expected that in 1994 and for several years beyond, the property will not generate enough cash flow to cover the required debt service on its mortgage loan due to high releasing costs expected to be incurred and lower anticipated effective rental rates expected to be achieved in connection with releasing of the space under current leases that expires. The building may also experience increased vacancy during the releasing period. The Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.
     900 Third Avenue Building

     During the quarter, occupancy of this building decreased to 94%, down from 95% at the end of 1993. The midtown Manhattan market remains depressed. 16% of the leases at the property expire during 1994 through 1996. Although the joint venture is in discussions with the existing lender for a possible refinancing and extension of its mortgage loan in the principal amount of $90,411,000 which matures in December 1994, there can be no assurance that the joint venture will be successful in such discussions. The property is expected to operate at a deficit in 1994 due to certain leasing costs expected to be incurred. Such deficit would be paid by cash reserves currently held by the joint venture.

     Louis Joliet Mall

     Occupancy of this mall decreased to 75% during the first quarter of 1994 from 82% at the end of 1993 primarily due to the move out of Osco Drugs (12,407 square feet or approximately 4% of the mall space) pursuant to early termination provisions contained in its lease. During the third quarter of 1993, Al Baskin Co. (19,960 square feet or approximately 7% of the mall space) informed the Partnership that even though its lease does not contain provisions allowing it to terminate its lease, it believed it had the right and intended to terminate its lease effective December 31, 1993 (original lease expiration of December 31, 2003). In response, during the fourth quarter of 1993, the Partnership filed an anticipatory breach lawsuit against the tenant in order to prevent the tenant from vacating its space and cease paying rent to the Partnership. The Partnership and tenant have entered into a temporary agreement under which the tenant will continue to operate its store and pay rent through June 30, 1994. The Partnership believes the tenant's position is without merit and intends to enforce the original terms of the lease.

     Plans are being finalized for an enhancement program for the center to be undertaken in 1994 at a cost of approximately $2,500,000. The enhancement program includes new flooring, signage and mall entranceways. Costs are expected to be funded from the property's operating cash flow and the Partnership's working capital reserve.

     The owner of Carson Pirie Scott filed for protection under Chapter 11 of the United States Bankruptcy Code in October 1991. However, Carson Pirie Scott, which owns its store, has continued to operate since this filing and has affirmed its obligation to continue operations in the future in accordance with existing agreements related to the center.

     Louisiana Tower

     Occupancy at Louisiana Tower decreased to 83% during the first quarter, down from 90% at the end of 1993 due primarily to the termination of the Sonat lease (14,461 square feet or approximately 4% of the building's leasable space). The property is operating at a small deficit as a result of the 1990 debt restructuring as more fully discussed in Note 4(b). The Partnership is negotiating with the existing lender for a possible restructuring and/or extension of the existing modified loan. The existing modification period expires and the loan matures in January 1995. The Partnership has decided that it will not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Therefore, if the Partnership is unsuccessful in obtaining an acceptable restructuring and/or extension of the loan, the likely result would be the Partnership no longer having an ownership interest in the property. In such event, the Partnership would recognize a loss for Federal income tax purposes and a gain for financial reporting purposes. There can be no assurances that the Partnership will receive a restructuring and/or extension of the loan from the existing lender.

     Mariners Pointe Apartments

     Occupancy at the Mariners Pointe Apartments decreased to 84% during the first quarter, down from 90% at the end of 1993. As a result of certain capital improvement projects, the property has been operating at a small deficit. Under the terms of the joint venture agreement, the joint venture partner was obligated to contribute 22.3% of such deficit. The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution, however the Partnership is currently negotiating with the joint venture partner to obtain its interest in the joint venture and receive certain amounts in satisfaction of its funding obligation.

The mortgage loan secured by this property is scheduled to mature October 1, 1994. In this regard, the Partnership has commenced discussions with the underlying lender for an extension of the existing mortgage loan. In addition, the Partnership is exploring the possibility of selling the property. There can be no assurance that the Partnership will collect the amounts due from the joint venture partner in satisfaction of its funding obligation, be able to refinance or extend its existing mortgage loan when it matures, or sell the property.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of high-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital. The Partnership continues to carefully analyze all expenditures and defer certain capital projects when appropriate and has sought or is seeking loan modifications where appropriate. In addition, the Partnership suspended its distributions from operations, effective with the distribution for the fourth quarter of 1991, to improve its cash reserve. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties since external sources of capital are very limited.

     Due to the issues discussed above, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment. However, the Partnership continues its efforts to maximize the return on the Limited Partners' investment.

RESULTS OF OPERATIONS

     At March 31, 1994 and 1993, the Partnership owned twelve and fifteen investment properties, respectively, all of which were operating. Reference is made to Note 6 of Notes to Consolidated Financial Statements filed with the Partnership's 1993 Annual Report for a description of agreements which the Partnership has entered into with sellers or affiliates of sellers of the Partnership's properties for the operation and management of such properties.

     The decrease in cash and cash equivalents and the related increase in short-term investments at March 31, 1994 as compared to December 31, 1993 is primarily due to the investment of cash on hand in U.S. government securities and receipt of an operating distribution ($896,000) from the South Tower, an unconsolidated venture of the Partnership.

     The decrease in restricted funds and accrued interest at March 31, 1994 as compared to December 31, 1993 is due primarily to the annual remittance on March 31 to the lender of net cash flow generated by the Louisiana Tower as debt service pursuant to the agreement signed November 1990 as more fully discussed in Note 4(b).

     The increase in the current portion of long-term debt at March 31, 1994 as compared to December 31, 1993 is primarily due to the reclassification of the debt secured by the Louisiana Tower which matures in January, 1995.

     The increase in accrued real estate taxes at March 31, 1994 as compared to December 31, 1993 is due the timing of real estate tax payments at certain of the Partnership's investment properties.

     The decrease in unearned rents at March 31, 1994 as compared to December 31, 1993 is due primarily to the timing of certain rental collections at the Wilshire Bundy Plaza and the Louisiana Tower investment properties.

     Rental income decreased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 primarily due to the disposition of the Scottsdale Financial Centers Phase I and II during the fourth quarter of 1993 and a decrease in occupancy in 1994 at Louis Joliet Mall, Louisiana Tower and Mariners Pointe Apartments.

     Interest income increased for the three months ended March 31, 1994 as compared to March 31, 1993 primarily due to an increase in the average balance of U.S. government obligations in 1994 resulting from the receipt and retention of proceeds relating to the sale of the Old Orchard Shopping Center and the refinancing of 1090 Vermont Avenue during the third and fourth quarter of 1993, respectively.

     Mortgage and other interest, depreciation, property operating expenses, professional services and general and administrative costs decreased for the three months ended March 31, 1994 as compared to March 31, 1993 primarily due to the disposition of the Scottsdale Financial Centers Phase I and II during the fourth quarter of 1993. Partially offsetting the decrease in property operating expenses for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is the collection and settlement in 1993 of amounts due from certain tenants at the Wilshire Bundy Plaza which had been previously written off and the recording of an additional provision for doubtful accounts in 1994 related to certain other tenants at the Wilshire Bundy Plaza.

     Amortization of deferred expenses increased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 primarily due to an increase in leasing activity at certain of the Partnership's investment properties and the amortization of the related lease commissions.

     The decrease in the Partnership's share of the loss from operations of unconsolidated ventures for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to (i) the Partnership's unconsolidated venture recording a $192,627,560 provision for value impairment at 2 Broadway at December 31, 1993, which reduced the net carrying value of the property, as more fully discussed in Note 1, and, therefore, reduced the subsequent depreciation expense related to that investment property, (ii) the expiration in July, 1993 of the agreement with the Olympia & York affiliates, as more fully discussed in Note 2(c), whereby, from January 1992 through June 1993, the Olympia & York Affiliates were allocated gross income to the extent of the distributions of excess monthly cash flow received with the balance of operating losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates, (iii) the change in the method of calculating interest expense as a result of the expiration of the above-noted agreement (see Note 2(c)), and (iv) a significant decrease in occupancy at 2 Broadway and 1290 Avenue of the Americas during 1993 and 1994 resulting in a significant decrease in excess monthly cash flow after capital costs which is recognized in 1994 as additional interest expense by JMB/NYC.



PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Note 2(e) for a discussion of certain litigation involving the Partnership.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(c) (tenth paragraph) and 4(a) and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included with this Report for a discussion of defaults (or alleged defaults) under, and/or current attempts to obtain modifications of, mortgage loans secured by the Brittany Downs Apartments Phase II and the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Office Buildings which discussions are hereby incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                                   1993                                  1994
                                                            -------------------------------        ------------------------------
                                                              At       At        At       At        At       At        At       At
                                                             3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                             ----     ----      ----    -----      ----     ----     -----    -----
 1. Scottsdale Financial Center I
     Scottsdale, Arizona (a) . . . . . .                      13%       9%        9%      N/A       N/A
 2. Scottsdale Financial Center II
     Scottsdale, Arizona (a) . . . . . .                      77%      81%       81%      N/A       N/A
 3. Wilshire Bundy Plaza
     Los Angeles, California . . . . . .                      91%      89%       89%      87%       87%
 4. Brittany Downs Apartments
     Phase I and II
     Thornton (Denver), Colorado . . . .                      97%      97%       98%      95%       96%
 5. Mariners Pointe Apartments
     Stockton, California. . . . . . . .                      88%      93%       93%      90%       84%
 6. Old Orchard Shopping Center
     Skokie (Chicago), Illinois (b). . .                      62%      53%       N/A      N/A       N/A
 7. 237 Park Avenue Building
     New York, New York. . . . . . . . .                      99%      99%       99%      98%       98%
 8. 1290 Avenue of the Americas Building
     New York, New York. . . . . . . . .                      97%      95%       95%      98%       90%
 9. 2 Broadway Building
     New York, New York. . . . . . . . .                      59%      59%       29%      30%       30%
10. 1090 Vermont Avenue Building
     Washington, D.C.. . . . . . . . . .                      99%      99%       99%      99%       99%
11. Louisiana Tower
     Shreveport, Louisiana . . . . . . .
                                                              90%      90%       90%      90%       83%
12. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . . .                      97%      98%       98%      98%       99%

                                                                         1993                                  1994
                                                             -------------------------------        ------------------------------
                                                              At       At        At       At        At       At        At       At
                                                             3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                             ----     ----      ----    -----      ----     ----     -----    -----

13. 900 Third Avenue Building
     New York, New York. . . . . . . . .                      91%      94%       94%      95%       94%
14. Wells Fargo Center South Tower
     Los Angeles, California . . . . . .                      98%      98%       98%      98%       97%
15. Louis Joliet Mall
     Joliet, Illinois. . . . . . . . . .                      89%      86%       85%      82%       75%



- - ----------------

     An "N/A" indicates that the property was sold or the Partnership's interest in the property was sold and was not owned by the Partnership at the end of the quarter.

     (a)  Reference is made to Note 6.

     (b)  Reference is made to Note 2(b).


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

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

               10-I.    Settlement Agreement dated March 12, 1993 between the
Resolution Trust Corporation and Carlyle-XIV is hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 2-88687) dated May 14, 1993.

               10-J.    Agreement of Limited Partnership of Carlyle-XIV
Associates, L.P. is hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 2-88687) dated May 14, 1993.

               10-K.    Second Amended and Restated Articles of Partnership of
JMB/NYC Office Building Associates, is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 2-88687) dated March 28, 1994.

               10-L.    Documents relating to the sale by the Partnership of its
interest in the Old Orchard Urban Venture are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 2-88687) for August 30,
1993, dated November 12, 1993.

               10-M.    Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 2-88687) dated March 28, 1994.

               10-N.    Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 2-88687) dated March 28, 1994.

               10-O.    $1,200,000 demand note between Carlyle-XIV Associates,
L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 2-88687) dated March 28, 1994.

               10-P.    $1,200,000 demand note between Carlyle-XIV Associates,
L.P. and Carlyle Investors, Inc., is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 2-88687) dated March 28, 1994.

- - -------------------

          (b) No reports on Form 8-K have been filed for the quarter covered by this report.
                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                    GAILEN J. HULL
                                    Gailen J. Hull, Principal Accounting Officer
                              Date: May 11, 1994