Form 10-Q
period 1994-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1994-11-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549



                                       FORM 10-Q



                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994     Commission file number 2-88687




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
Yes   X    No

                                   TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION


Item 1.       Financial Statements. . . . . . . . . . . . . . . . . . . .    3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .   28




PART II       OTHER INFORMATION


Item 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   41

Item 3.       Defaults Upon Senior Securities . . . . . . . . . . . . . .   41

Item 5.       Other Information . . . . . . . . . . . . . . . . . . . . .   42

Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   43

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURE

                                                                   CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                                           (UNAUDITED)

                                                                             ASSETS
                                                                             ------

                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1994              1993
                                                                                                   ------------       -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,920,911         2,830,985
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,491,436        16,190,375
  Restricted funds (note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             273,925         1,903,509
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $821,762 and $816,356 at
    September 30, 1994 and December 31, 1993, respectively) . . . . . . . . . . . . . . . .             878,786           647,505
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             377,864           158,107
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             644,829           540,794
                                                                                                   ------------      ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,587,751        22,271,275
                                                                                                   ------------      ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,788,810        10,788,810
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         149,670,408       147,556,586
                                                                                                   ------------      ------------
                                                                                                    160,459,218       158,345,396
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,235,556        44,635,592
                                                                                                   ------------      ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         112,223,662       113,709,804
                                                                                                   ------------      ------------
Investment in unconsolidated ventures, at equity
  (notes 1, 2 and 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,796,536         9,517,271
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,811,993         2,514,464
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,230,985         1,503,871
                                                                                                   ------------      ------------
                                                                                                   $148,650,927       149,516,685
                                                                                                   ============      ============
                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURE

                                                             CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                      -----------------------------------------------------
                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1994              1993
                                                                                                   ------------       -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 94,806,757        28,107,327
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             643,803           835,762
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,835,045         2,447,554
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,970,337         3,729,532
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             904,950           804,760
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             438,342           800,195
                                                                                                   ------------      ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         101,599,234        36,725,130
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             469,711           292,009
Investment in unconsolidated ventures, at
  equity (notes 1, 2 and 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         163,728,319       148,714,348
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,400,391         1,412,837
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,263,332        98,747,743
                                                                                                   ------------      ------------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         301,460,987       285,892,067

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,000             1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (19,891,647)      (19,183,198)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,235,319)       (1,235,319)
                                                                                                   ------------      ------------
                                                                                                    (21,125,966)      (20,417,517)
                                                                                                   ------------      ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . . . . .         351,746,836       351,746,836
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (447,275,549)     (431,549,320)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (36,155,381)      (36,155,381)
                                                                                                   ------------      ------------
                                                                                                   (131,684,094)     (115,957,865)
                                                                                                   ------------      ------------
        Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . . . . .        (152,810,060)     (136,375,382)
                                                                                                   ------------      ------------
Commitments and contingencies (notes 2, 3, 4, 5 and 7)
                                                                                                   $148,650,927       149,516,685
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

                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURE

                                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                           (UNAUDITED)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                                   ---------------------------        ---------------------------
                                                                     1994              1993              1994             1993
                                                                 -----------        ----------       -----------      -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . .          $ 5,541,534         6,122,306        16,404,140       18,828,671
  Interest income . . . . . . . . . . . . . . . . . . .              261,378            39,361           699,445          164,203
  Other income (note 3(a)). . . . . . . . . . . . . . .                --                --              400,000          400,000
                                                                 -----------        ----------       -----------       ----------
                                                                   5,802,912         6,161,667        17,503,585       19,392,874
                                                                 -----------        ----------       -----------       ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . .            3,239,370         4,632,220         9,987,757       14,063,676
  Depreciation. . . . . . . . . . . . . . . . . . . . .            1,199,665         1,467,505         3,599,964        4,394,459
  Property operating expenses . . . . . . . . . . . . .            2,893,900         2,829,780         8,529,627        9,046,333
  Professional services . . . . . . . . . . . . . . . .               18,491            24,061           431,220          554,260
  Amortization of deferred expenses . . . . . . . . . .              107,034           113,189           315,388          323,782
  General and administrative. . . . . . . . . . . . . .              291,441            71,402           540,099          287,953
                                                                 -----------        ----------       -----------       ----------
                                                                   7,749,901         9,138,157        23,404,055       28,670,463
                                                                 -----------        ----------       -----------       ----------
        Operating loss. . . . . . . . . . . . . . . . .           (1,946,989)       (2,976,490)       (5,900,470)      (9,277,589)
Partnership's share of operations
  of unconsolidated ventures
  (notes 1, 2 and 8). . . . . . . . . . . . . . . . . .           (4,394,381)      (16,167,569)      (12,236,290)     (26,327,669)
Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . .                --                --                --              22,472
                                                                 -----------        ----------       -----------       ----------
        Net operating loss. . . . . . . . . . . . . . .           (6,341,370)      (19,144,059)      (18,136,760)     (35,582,786)
Gain on sale of interest in
  unconsolidated venture
  (note 2(b)) . . . . . . . . . . . . . . . . . . . . .            1,702,082         7,898,727         1,702,082        7,898,727
                                                                 -----------        ----------       -----------       ----------
        Net loss. . . . . . . . . . . . . . . . . . . .          $(4,639,288)      (11,245,332)      (16,434,678)     (27,684,059)
                                                                 ===========        ==========       ===========       ==========
                                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURE

                                                        CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                           (UNAUDITED)


                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                                   ---------------------------        ---------------------------
                                                                     1994              1993              1994             1993
                                                                 -----------        ----------       -----------      -----------

        Net loss per limited partner-
          ship interest (note 1). . . . . . . . . . . .          $    (10.98)           (26.33)           (39.21)          (65.67)
                                                                 ===========        ==========       ===========       ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . .          $     --                --                --               --
                                                                 ===========        ==========       ===========       ==========
























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

                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURE

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                           (UNAUDITED)

                                                                                                       1994               1993
                                                                                                   ------------       -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(16,434,678)      (27,684,059)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,599,964         4,394,459
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .             315,388           323,782
    Amortization of deferred rental income. . . . . . . . . . . . . . . . . . . . . . . . .             110,515           110,515
    Amortization of discount on long-term debt. . . . . . . . . . . . . . . . . . . . . . .             460,756           428,981
    Partnership's share of operations of unconsolidated ventures. . . . . . . . . . . . . .          12,236,290        26,327,669
    Venture partner's share of venture's operations . . . . . . . . . . . . . . . . . . . .               --              (22,472)
    Gain on sale of interest in unconsolidated venture (note 2(b)). . . . . . . . . . . . .          (1,702,082)       (7,898,727)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,629,584         1,498,678
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . .            (231,281)        2,891,281
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (219,757)         (104,723)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (104,035)         (188,375)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             272,886           218,263
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             106,662            84,634
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              88,870             --
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (361,853)         (985,635)
    Deferred interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,268,858         1,726,537
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,759,195)         (660,704)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             100,190            29,728
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             177,702             3,639
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (12,446)           20,867
                                                                                                   ------------       -----------
          Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .             542,338           514,338
                                                                                                   ------------       -----------
                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURE

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                       1994               1993
                                                                                                   ------------       -----------
Cash flows from investing activities:
  Net purchases of short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .          (2,301,061)          (52,808)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,113,822)         (308,245)
  Partnership's distributions from unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,980,081             --
  Partnership's contributions to unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (779,583)       (1,101,108)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (723,432)          (31,883)
                                                                                                   ------------       -----------
          Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .            (937,817)       (1,494,044)
                                                                                                   ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .            (514,595)         (525,228)
                                                                                                   ------------       -----------
        Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . .            (514,595)         (525,228)
                                                                                                   ------------       -----------
        Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        $    910,074         1,504,934
                                                                                                   ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . .        $  9,017,338        12,568,862
                                                                                                   ============       ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . . . . . . . . .        $      --                --
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

                              SEPTEMBER 30, 1994 AND 1993

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the nine months ended September 30:

                                        1994                            1993
                             -------------------------      ------------------------
                            GAAP BASIS       TAX BASIS     GAAP BASIS      TAX BASIS
                           ------------    -----------    -----------      ---------
Net (loss). . . . .        $(16,434,678)   (17,409,300)   (27,684,059)      (103,628)
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . .        $     (39.21)        (41.67)        (65.67)          1.12
                           ============     ==========     ==========     ==========

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,784,869 and $1,555,066 at September 30, 1994 and December 31, 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)   VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1994 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,607,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

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

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV is also entitled to receive up to an additional $4,300,000 based upon certain events (as defined). OOUV has earned and received all of this amount as of September 1994. Upon receipt, OOUV distributed the $4,300,000 to the respective partners, based upon their precontribution percentage interests. OOUV may still earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

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

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, the distribution to OOUV of the $4,300,000 and the potential future distribution of $3,400,000 amounts as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000 as discussed above. Orchard distributed to each of the respective partners, their fifty percent share ($1,702,082) of such amount. The Partnership will recognize a gain of $1,702,082 for financial reporting purposes and expects to recognize a gain for Federal income tax purposes in 1994. Upon receipt of all or a portion of the remaining contingent interest amounts, Orchard and the Partnership would expect to recognize additional gain for financial reporting and Federal income tax purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amounts will be received.

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

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at September 30, 1994 and December 31, 1993. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $89,858,379 at

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


September 30, 1994. During 1993 and for the nine months ended September 30, 1994, no payments were made on the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be re-allocated and will be payable out of JMB/NYC's share of distributable sale proceeds from the other two Joint Ventures.

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

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded default notices previously received by JMB/NYC alleging defaults for failing to make capital contributions and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. It was also agreed that during this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and will be repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at September 30, 1994 is $48,522,601. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies. Based upon the Olympia & York affiliates' interpretation, interest expense for the Three Joint Ventures for the nine months ended September 30, 1994 was $87,736,582. Based upon the amount of interest determined by JMB/NYC for the nine months ended September 30, 1994, interest expense for the Three Joint Ventures was $55,727,569. The effect of recording interest calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $32,009,013 (of which the Partnership's share is $7,442,096) for the nine months ended September 30, 1994 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     During the fourth quarter of 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC has been unable to determine if the Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, on June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The proposed restructuring would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three month U.S. Treasury bills to a fixed rate of 9% per annum with periodic payments of interest at a pay rate of 7%. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In conjunction with negotiations held prior to June 30, 1994, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     During 1992, the Olympia & York affiliates and certain other affiliates of O & Y reached an agreement with the City of New York to defer the payment of real estate taxes on properties in which O&Y affiliates have an ownership interest, including the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway buildings, whereby payment of the July real estate taxes was made in six equal monthly installments from July through December and payment of the December real estate taxes are made in six equal monthly installments from January through June. This agreement has been extended through December, 1994. As of the date of this report, 237 Park Avenue and 1290 Avenue of the Americas are current in their payments to the City of New York. However, commencing August 1994 real estate tax installment payments related to the 2 Broadway building have not been paid and there is uncertainty regarding the remittance of future installment payments related to the building.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, JMB/NYC would then proceed to terminate its affairs.

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

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed, in the loan restructuring proposal discussed above, to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the Olympia & York affiliates relating to the contract were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting and Federal income tax purposes. Accordingly, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including accrued interest.

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

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $154,319,024 at September 30, 1994) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation.

     Subsequent to the end of the quarter, JMB/NYC entered into a binding letter agreement with the Olympia & York affiliates to resolve certain disputes which are more fully discussed above. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve most all property management, leasing, sale (for any sale subsequent to 1998) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan.
The general terms for sale of the 2 Broadway Building and the restructure of the mortgage loan are as outlined above. In order to facilitate the restructuring, JMB/NYC, the Olympia & York affiliates, and representatives of the mortgage lender have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur prior to the end of the year. The reorganization plans will essentially be the proposed transactions contained in the letter agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the plans could be challenged by certain creditors resulting in elimination or changes to all or portions of the letter agreement transactions by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the letter agreement will be finalized. If the transactions contemplated in the letter agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing.

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

     (d)  JMB/Piper

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property. The principal balance of the mortgage notes has been consolidated into one note in the amount of $100,000,000. Under the terms of the modification, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992 or 1993. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender during the second quarter of 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of September 30, 1994, the manager has deferred approximately $2,222,000 of management fees. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.

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

     In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corp. ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement will likely involve redirecting to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     JMB/900, on behalf of the joint venture, has entered into a non-binding letter of intent with the existing lender for the extension of its mortgage loan (in the amount of $90,006,750 at maturity) which matures in December 1994. The proposed terms of the extension would extend the loan for seven years with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 30 year principal amortization schedule. The current interest rate is 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space).

The remaining proceeds in this escrow, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. The letter of intent contemplates a closing for this extension by the end of November 1994 with the terms being effective upon the current maturity date in December 1994. The letter of intent is non-binding with respect to

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the loan extension, and consummation of the proposed transaction is subject to the satisfaction of various conditions, including approval by the unaffiliated venture partners. Therefore, there can be no assurance that a loan extension will be consummated on these or any terms.

     (f)  South Tower

     The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture is classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, there is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature. The Partnership may then decide not to commit any significant amounts to the property. This may result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.

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

The remaining net proceeds are being retained by the joint venture as working capital. The new loan provides for interest only monthly payments for the entire ten-year term. The interest rate for the first five years is 8.01% per annum. The fixed interest rate thereafter until maturity will be 2.8% per annum over the five-year Treasury rate at the beginning of such five-year period. In addition to providing refinancing proceeds to the joint venture, the debt service payments due under the new loan are significantly lower than the payments due under the prior loan.

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

     The underlying mortgage loan was scheduled to mature in October, 1994.

See note 4(c) regarding the extension of such loan.


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


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Brittany Downs Apartments Phase II does not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership has been paying a reduced amount of debt service since November 1990. As a result, the Partnership was negotiating with the RTC to obtain a loan modification to reduce the property's required debt service payments. During the fourth quarter 1992, the RTC sold the Phase II mortgage loans. The new underlying lender has placed the Partnership in default for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest have been classified as current liabilities in the accompanying consolidated financial statements at September 30, 1994 and December 31, 1993. Based upon the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,625,597 as of September 30, 1994, equals $1,061,817.

      As previously reported, the Partnership has been marketing the two Phases together for sale. During the quarter, the Partnership entered into a non-binding letter of intent for the sale of the two Phases. In addition, the Partnership has entered into an agreement with the lender for Phase II whereby the Partnership would retain net proceeds in excess of $8,150,000, if any, from the sale of the Phase II property. The two Phases together represent approximately 1% of the Partnership's original cash investment in real properties. The prospective purchaser has completed its due diligence review with respect to the property. The Partnership and the prospective purchaser have reached an agreement in principal for the sale of the property and are negotiating the terms of a binding agreement. If a binding agreement is signed, the closing of the transaction would be in late November 1994 and would, if consummated on the proposed terms, result in a gain to the Partnership for financial reporting and Federal income tax purposes. There can be no assurance that a binding sale agreement will be consummated on any terms.

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

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In 1990, the Partnership signed an agreement with the underlying lender to provide additional debt restructuring in order to reduce current and anticipated deficits resulting from the termination of a major tenant's lease and costs associated with leasing. The terms of the agreement require debt service payments in an amount equal to the monthly cash flow generated by the property (before payment of property management fees) plus $100,000 per annum for a five-year period commencing with the January 1990 payment. The cash flow of the property is escrowed monthly and remitted to the lender annually on March 31. For calendar 1993, excess cash flows of $973,118 were deposited in escrow and included in the March 31, 1994 remittance to the lender of net annual cash flow (as defined). The difference between the above pay rate and the contract pay rate of 9% per annum on the principal balance will accrue at 9% per annum compounded monthly until maturity when the principal and accrued interest is due and payable. The existing modification period expires and the loan matures in January 1995. The Partnership has decided that it will not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the underlying lender and commenced discussions with it to provide further modifications to the loan in order to eliminate a deficit funding obligation. The underlying lender informed the Partnership that it is unwilling to provide further modifications to the loan. The lender is currently pursuing a course of significantly reducing its holdings in commercial real estate loans. The lender can achieve this through a sale of the loan or through obtaining title to the underlying real estate and subsequently selling it. The lender has informed the Partnership that it will pursue the latter method for divesting itself of this real estate investment. Under either scenario, however, the lender would receive significantly less than the full amount of its loan due to the depressed value of the property. Subsequent to the end of the third quarter, the lender began foreclosure proceedings. A receiver has been appointed for the property and the existing manager (an affiliate of the General Partners) continues to manage the property on the receiver's behalf. Title to the property is expected to transfer to the lender in late 1994 or early 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership will recognize a gain for Federal income tax and financial reporting purposes in late 1994 or early 1995 in connection with this proposed transaction with no distributable proceeds.

     (c)  Mariners Pointe

     During the third quarter, the Partnership obtained a two year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The initial weekly tax exempt interest rate as of October 1, 1994 was 3.75% per annum for an interest rate of 6.5% per annum as of that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     (d)  Wilshire Bundy Plaza

     The Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. In this regard, the Partnership has suspended debt service payments commencing with the November 1, 1994 payment in the amount of $415,922. Accordingly, the principal balance of the property's underlying mortgage loan ($41,330,329) has been classified as a current

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


liability in the accompanying consolidated financial statements as of September 30, 1994. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     (e)  Louis Joliet Mall

     The second mortgage loan matures on September 1, 1995. In this regard, the Partnership is currently seeking replacement financing. Accordingly, the principal balance of the property's second mortgage loan ($10,000,000) has been classified as a current liability in the accompanying consolidated financial statements as of September 30, 1994. There can be no assurance that the Partnership will be able to refinance the second mortgage loan upon its maturity.


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


(7)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's consolidated ventures) to the Corporate General Partner and its affiliates as of September 30, 1994 and for the nine months ended September 30, 1994 and 1993 are as follows:

                                                                          Unpaid at
                                                                        September 30,
                                            1994             1993           1994
                                             --------          -------     -------------
Property management
 and leasing fees . . . . . . .           $794,430          665,689        49,012
Insurance commissions
 (refunds). . . . . . . . . . .             65,039           81,159          --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . . .             66,012           60,467           523
                                          --------          -------        ------
                                          $925,481          807,315        49,535
                                          ========          =======        ======

                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties. In 1994 and 1993, such costs aggregated $100,926 and $249,086, respectively, of which $249,086 was unpaid as of September 30, 1994. All amounts deferred or currently due to the Corporate General Partner and its affiliates do not bear interest and are expected to be repaid in future periods.

     Reference is made to note 2(c) regarding the Partnership's obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital. These amounts, plus accrued interest, aggregate $2,536,424 and are reflected in amounts due to affiliates in the accompanying consolidated financial statements.

     The manager of Piper Jaffray Tower (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its property management fees as more fully discussed in note 2(d). Such fees were approximately $2,222,000 at September 30, 1994.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the nine months ended September 30, 1994 were approximately $8,700, all of which have been paid.

     Certain of the Partnership's properties are managed by affiliates of the General Partners. In October 1994 one of the affiliated property managers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the management personnel of the property manager will also become management personnel of the purchaser or its affiliates if the sale is completed. The sale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of Wilshire Bundy Plaza, Piper Jaffray Tower, 900 Third Avenue, Louisiana Tower, Brittany Downs Apartments Phase I and Phase II and Mariners Pointe Apartments after the sale on the same terms that existed prior to the sale.


(8)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Orchard Associates (note 2(b)), JMB/NYC, JMB/Piper, JMB/Piper II, South Tower, JMB/900 and 1090 Vermont for the nine months ended September 30, 1994 and 1993 are as follows:

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

                                                              1994           1993
                                                         ------------     ----------
  Total income from properties
    (unconsolidated). . . . . . . . . . . . . . . . . .  $196,485,734     223,671,627
                                                         ============     ===========
  Operating loss of ventures. . . . . . . . . . . . . .  $ 26,184,946     85,892,887
                                                         ============     ===========
  Partnership's share of
    operating loss. . . . . . . . . . . . . . . . . . .  $ 12,236,290     26,327,669
                                                         ============     ===========
  Partnership's share of
    gain on sale of
    interest. . . . . . . . . . . . . . . . . . . . . .  $  1,702,082      7,898,727
                                                         ============     ===========

(9)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $1,921,000. Such funds and short-term investments of approximately $18,491,000 are available for distributions to partners and working capital requirements including the Partnership's potential funding obligations at the Louis Joliet Mall for mall enhancement program costs and the cash operating deficits currently being incurred at the Mariners Pointe Apartments. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $5,676,000 for tenant improvements and other capital expenditures, including approximately $2,500,000 for a mall enhancement program at Louis Joliet Mall as discussed below. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $7,611,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon net cash generated by the Partnership's investment properties and the sale or refinancing of such investments, as well as the Partnership's cash and short-term investments. Due to the above situations and the property specific concerns discussed below, the Partnership suspended distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     As of September 30, 1994, the current portion of the long-term indebtedness of the Partnership and its consolidated ventures was approximately $94,807,000, including the entire indebtedness encumbering Louisiana Tower, Brittany Downs Apartments - Phase II, Wilshire Bundy Plaza, the Partnership's interest in the Wells Fargo South Tower office building and the second mortgage on Louis Joliet Mall. Reference is made to Notes 2(f), 4(a), 4(b), 4(d) and 4(e).

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

     Pursuant to the modification of the mortgage loan made in August, 1992, to the extent the investment property generates cash flow after leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used, plus interest earned thereon, for future leasing costs as approved by the lender to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of September 30, 1994, the manager has deferred approximately $2,222,000 of management fees. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 2(d) for further discussion of this investment property.

     Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II does not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership has been paying a reduced amount of debt service since November 1990. The lender has placed the Partnership in default for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest have been classified as current liabilities in the accompanying consolidated financial statements at September 30, 1994 and December 31, 1993. Based on the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,625,597 as of September 30, 1994, equals $1,061,817.

     As previously reported, the Partnership has been marketing the two Phases together for sale. During the quarter, the Partnership entered into a non-binding letter of intent for the sale of the two Phases. In addition, the Partnership has entered into an agreement with the lender for Phase II whereby the Partnership would retain net proceeds in excess of $8,150,000, if any, from the sale of the Phase II property. The two Phases together represent approximately 1% of the Partnership's original cash investment in real properties. The prospective purchaser has completed its due diligence review with respect to the property. The Partnership and the prospective purchaser have reached an agreement in principal for the sale of the property and are negotiating the terms of a binding agreement. If a binding agreement is signed, the closing of the transaction would be in late November 1994 and would, if consummated on the proposed terms, result in a gain to the Partnership for financial reporting and Federal income tax purposes. There can be no assurance that a binding sale agreement will be consummated on any terms.

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

     JMB/NYC

     At the 2 Broadway Building, occupancy during the quarter remained at 19%, down from 30% in the previous quarter due to Bear Stearns Co. vacating its space in April 1994 upon the expiration of its lease. Kidder Peabody & Co. (71,994 square feet or approximately 4.5% of the building's leasable space) whose lease was to expire December 1993, extended their lease to December 31, 1995. The remaining tenant roster at the property includes several other major financial service companies whose leases expire in 1994. Most of these companies maintain back office support operations in the building which can be easily consolidated or moved. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next few years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the O&Y affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway building.

     Occupancy at 1290 Avenue of the Americas remained at 91% during the quarter. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Although approximately 20% of the building's space under tenant leases will expire by the end of 1995, negotiations are currently being conducted with a number of prospective tenants in the financial services industry to lease a significant portion of the current and anticipated vacant space. There can be no assurances that such negotiations will be successful. During the third quarter, a lease with Alex Brown (approximately 78,000 square feet or approximately 40% of the building's leasable space) was executed. The lease has an eighteen year term and the tenant is expected to take occupancy during the fourth quarter. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant.
During the quarter, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair is released from all future lease obligations and the Joint Venture now has direct leases with the original Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space. As a result of the settlement, the provision for doubtful accounts at June 30, 1994 related to Blair is $0 at June 30, 1994.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     JMB/NYC continues to have a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia & York Developments, Ltd. (hereinafter sometimes referred to as "O & Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2(c) of Notes to Financial Statements. Under JMB/NYC's interpretation of the calculation of the effective rate of interest, only 2 Broadway operated at a deficit for the nine months ended September 30, 1994. During the first quarter of 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level amount. It was also agreed that during this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993, and contend that the 12-3/4% per annum fixed rate applies.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related Joint Venture). The failure to repay a Purchase Note, could under certain circumstances, constitute a default that would permit an immediate acceleration of the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be re-allocated and will be payable out of JMB/NYC's share of distributable sale proceeds from the other two Joint Ventures. In addition, under certain circumstances as discussed more fully in Note 2(c), JMB/NYC may be required to make additional capital contributions to the Joint Ventures in order to fund a deficit restoration obligation associated with a deficit balance in its capital account, and the Partnership could be required to bear a share of such capital contributions obligation.

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

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed below to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the Olympia & York affiliates relating to the contract were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting and Federal income tax purposes. Accordingly, a provision for value impairment has been recorded for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including accrued interest.

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

     During the fourth quarter 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC has been unable to determine if the Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, on June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The proposed restructuring would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three month U.S. Treasury bills to a fixed rate of 9% per annum with periodic payments of interest at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In conjunction with negotiations, held prior to June 30, 1994, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     Subsequent to the end of the quarter, JMB/NYC entered into a binding letter agreement with the Olympia & York affiliates to resolve certain disputes which are more fully discussed in Note 2. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve most all property management, leasing, sale (for any sale subsequent to 1998) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan.
The general terms for sale of the 2 Broadway Building and the restructure of the mortgage are as outlined above. In order to facilitate the restructuring, JMB/NYC, the Olympia & York affiliates, and representatives of the mortgage lender have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur prior to the end of the year. The reorganization plans will essentially be the proposed transactions contained in the letter agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the plans could be challenged by certain creditors resulting in elimination or changes to all or portions of the letter agreement transactions by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the letter agreement will be finalized. If the transactions contemplated in the letter agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing.

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

     Old Orchard Shopping Center

     On September 2, 1993, effective August 30, 1993, Orchard Associates, in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each had a 50% interest, sold its interest in the Old Orchard Shopping Center. At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV has received an additional $4,300,000 as a result of certain events (as defined) and still may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined). In September 1994, the Partnership has received its share ($1,702,082) of the $4,300,000. The Partnership is currently retaining its share of the net proceeds from the sale for working capital purposes. Reference is made to Note 2(b).

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

     Occupancy at the Wilshire Bundy Plaza decreased to 80% during the quarter, primarily due to Dun & Bradstreet (60,500 square feet or approximately 21% of the buildings leasable space expiring March 1995) vacating approximately 35,000 square feet of its space. Dun & Bradstreet will continue to pay rent on this space in accordance with its lease. The building experienced only minor cosmetic damage as a result of the January 1994 earthquake in southern California. From 1994 through 1996, approximately 60% of the building's square feet under tenant leases expires. Included in such expirations are Dun & Bradstreet and Bozell, Jacobs, Kenyan & Eckhardt (51,000 square feet or approximately 18% of the building's leasable space) who have informed the Partnership that they will not be renewing their leases which expire in March 1995 and May 1996, respectively. In addition, several tenants have approached the Partnership seeking space and/or rent reductions. The Partnership is working with its existing tenants and aggressively seeking replacement tenants for current and future vacant space. The West Los Angeles office market (the competitive market for the building) is extremely competitive with a current vacancy rate of approximately 22%. While office building development in this market is virtually at a standstill, the Partnership does not expect a significant improvement in the competitive market conditions for several years.

     As a result of these market conditions, it is expected that in 1994 and for several years beyond, the property will not generate enough cash flow to cover the required debt service on its mortgage loan due to high releasing costs expected to be incurred and lower anticipated effective rental rates expected to be achieved in connection with releasing of the space under current leases that expires. The building may also experience increased vacancy during the releasing period. The Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. In this regard, the Partnership has suspended debt service payments commencing with the November 1, 1994 payment in the amount of $415,922. Accordingly, the principal balance of the property's underlying mortgage loan ($41,330,329) has been classified as a current liability in the accompanying consolidated financial statements as of September 30, 1994.
If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     Wells Fargo Center

     The Wells Fargo Center operates in the Downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. The Partnership is also aware that a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing or attempting to sub-lease approximately one-half of its space which is scheduled to expire in December 1998. The Partnership expects that the competitive market conditions will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back from the two tenants noted above and the expansion of one of the other major tenants in the building. The property is expected to produce cash flow in 1994. The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $22,493,290 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. The Partnership and the joint venture have been in discussion with the respective lenders regarding an extension of the mortgage note and the promissory note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature in December of 1994. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California.

     900 Third Avenue Building

     During the quarter, occupancy of this building remained at 94%. The midtown Manhattan market remains depressed and 16% of the leases at the property expire during 1994 through 1996. The property is expected to operate at a deficit in 1994 due to certain leasing costs expected to be incurred. Such deficit would be paid by cash reserves currently held by the joint venture. Commencing later this year through 1996, approximately 80,000 square feet (approximately 16% of the buildings leasable square footage) under lease expires. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period.

     JMB/900, on behalf of the joint venture, has entered into a non-binding letter of intent with the existing lender for the extension of its mortgage loan (in the amount of $90,006,750 at maturity) which matures in December 1994. The proposed terms of the extension would extend the loan for seven years with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 30 year principal amortization schedule. The current interest rate is 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space).

The remaining proceeds in this escrow, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. The letter of intent contemplates a closing for this extension by the end of November 1994 with the terms being effective upon the current maturity date in December 1994. The letter of intent is non-binding with respect to the loan extension, and consummation of the proposed transaction is subject to the satisfaction of various conditions, including approval by the unaffiliated venture partners. Therefore, there can be no assurance that a loan extension will be consummated on these or any terms.

     Louis Joliet Mall

     Occupancy of this mall increased to 76% during the quarter from 72% at the end of the second quarter. During the third quarter of 1993, Al Baskin Co. (19,960 square feet or approximately 7% of the mall space) informed the Partnership that even though its lease does not contain provisions allowing it to terminate its lease, it believed it had the right and intended to terminate its lease effective December 31, 1993 (original lease expiration of December 31, 2003). In response, during the fourth quarter of 1993, the Partnership filed an anticipatory breach lawsuit against the tenant in order to prevent the tenant from vacating its space and cease paying rent to the Partnership. The Partnership and tenant have entered into a temporary agreement under which the tenant will continue to operate its store and pay rent through December 31, 1994. As of the date of this report, all rent and costs due from the tenant under the lease have been received. The Partnership believes the tenant's position is without merit and intends to enforce the original terms of the lease.

     Work continues on an enhancement program for the center to be completed in November 1994 at a cost of approximately $2,500,000. The enhancement program includes new flooring, signage and mall entranceways. Costs are being funded from the property's operating cash flow and the Partnership's working capital reserve. As a result of the mall enhancement and current leasing activity, the mall has signed letters of intent from several tenants which it expects will increase occupancy at the center to approximately 84% by year-end.

     The second mortgage loan matures on September 1, 1995. In this regard, the Partnership is currently seeking replacement financing. Accordingly, the principal balance of the property's second mortgage loan ($10,000,000) has been classified as a current liability in the accompanying consolidated financial statements as of September 30, 1994. There can be no assurance that the Partnership will be able to refinance the second mortgage loan upon its maturity.

     Louisiana Tower

     Occupancy at Louisiana Tower increased to 88% during the quarter, up from 86% at the end of the second quarter. The property is operating at a small deficit as a result of the 1990 debt modification as more fully discussed in Note 4(b). The existing modification period expires and the loan matures in January 1995. The Partnership has decided that it will not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the underlying lender and commenced discussions with it to provide further modifications to the loan in order to eliminate a deficit funding obligation. The underlying lender informed the Partnership that it is unwilling to provide further modifications to the loan. The lender is currently pursuing a course of significantly reducing its holdings in commercial real estate loans. The lender can achieve this through a sale of the loan or through obtaining title to the underlying real estate and subsequently selling it. The lender has informed the Partnership that it will pursue the latter method for divesting itself of this real estate investment. Under either scenario, however, the lender would receive significantly less than the full amount of its loan due to the depressed value of the property. Subsequent to the end of the third quarter, the lender began foreclosure proceedings. A receiver has been appointed for the property and the existing manager (an affiliate of the General Partners) continues to manage the property on the receiver's behalf. Title to the property is expected to transfer to the lender in late 1994 or early 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership will recognize a gain for Federal income tax and financial reporting purposes in late 1994 or early 1995 in connection with this proposed transaction with no distributable proceeds.

     Mariners Pointe Apartments

     Occupancy at the Mariners Pointe Apartments increased to 96% during the quarter, up from 86% at the end of the second quarter. As a result of certain capital improvement projects, the property has been operating at a small deficit. Under the terms of the joint venture agreement, the joint venture partner was obligated to contribute 22.3% of such deficit. The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution, however the Partnership is currently negotiating with the joint venture partner to obtain its interest in the joint venture and receive certain amounts in satisfaction of its funding obligation. During the third quarter, the Partnership obtained a two year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The initial weekly tax exempt interest rate as of October 1, 1994 was 3.75% per annum for an interest rate of 6.5% per annum on that date. Prior to the extension, the loan bore interest of 10.875% per annum.

The Partnership is currently marketing the property for sale. There can be no assurance that the Partnership will collect any or all of the amounts due from the joint venture partner in satisfaction of its funding obligation or will sell the property.

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

     Due to the issues discussed above, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment.
However, the Partnership continues its efforts to maximize the return of the Limited Partners' investment. In addition, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes.

RESULTS OF OPERATIONS

     At September 30, 1994 and 1993, the Partnership owned twelve and fifteen investment properties, respectively, all of which were operating. Reference is made to Note 6 of Notes to Consolidated Financial Statements filed with the Partnership's 1993 Annual Report for a description of agreements which the Partnership has entered into with sellers or affiliates of sellers of the Partnership's properties for the operation and management of such properties.

     The decrease in cash and cash equivalents and the related increase in short-term investments at September 30, 1994 as compared to December 31, 1993 is primarily due to the investment of cash on hand in U.S. Government securities and receipt of operating distributions in 1994 from South Tower ($1,918,000) and 1090 Vermont ($375,000), and the Partnership's share of sale proceeds relating to Old Orchard ($1,702,000) (Note 2(b)). This increase is partially offset by the Partnership's fundings of the operating deficits incurred at Mariners Pointe Apartments and Louisiana Tower during 1994.

     The decrease in restricted funds and the corresponding decrease in accrued interest at September 30, 1994 as compared to December 31, 1993 is due primarily to the $1,482,930 remittance on March 31 to the lender of net annual cash flow (as defined) generated by the Louisiana Tower as debt service pursuant to the agreement signed November, 1990 as more fully discussed in Note 4(b).

     The increase in interest, rents and other receivables and the decrease in unearned rents at September 30, 1994 as compared to December 31, 1993 is due primarily to the timing of certain rental collections at the Wilshire Bundy Plaza and the Louisiana Tower investment properties.

     The increase in prepaid expenses at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of certain property operating expenses (including insurance premiums) at certain of the Partnership's investment properties.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at September 30, 1994 as compared to December 31, 1993 is due the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in buildings and improvements as of September 30, 1994 as compared to December 31, 1993 is primarily due to (i) tenant improvement costs related to 1993 leasing activity at Wilshire Bundy, (ii) tenant improvement costs at Louisiana Tower and (iii) approximately $1,000,000 of mall enhancement program costs at Louis Joliet Mall.

     The increase in deferred expenses at September 30, 1994 as compared to December 1993 is primarily due to the capitalization of approximately $360,000 of costs relating to the extension of the Mariner's Pointe mortgage loan (Note 4(c)).

     The increase in the current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at September 30, 1994 as compared to December 31, 1993 is primarily due to the reclassification of (i) the debt (with a principal balance of $22,045,977 at September 30, 1994) secured by the Louisiana Tower which matures in January, 1995, (ii) the debt (with a principal balance of $41,330,329 at September 30, 1994) secured by the Wilshire Bundy Plaza for which the Partnership has suspended debt service as of November 1, 1994, and (iii) the second mortgage secured by the Louis Joliet Mall (with a principal balance of $10,000,000 at September 30, 1994) which matures in September, 1995, partially offset by (iv) the reclassification of the debt secured by Mariners Pointe Apartments (with a principal balance of $6,500,000 at September 30, 1994) which was extended during September 1994 (Note 4(c)).

     The increase in due to affiliates at September 30, 1994 as compared to December 31, 1993 is primarily due to interest accruing on the Partnership's obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (as more fully discussed in Note 2(c)) and reimbursement owed for certain unpaid out-of-pocket expenses of the Corporate General Partner.

     The increase in the Partnership's aggregate deficit investment in unconsolidated ventures at September 30, 1994 as compared to December 31, 1993 is due primarily to losses from the Partnership's indirect investment in JMB/NYC resulting from (i) interest accruals on the Purchase Notes and
(ii) a significant decrease in occupancy at 2 Broadway and 1290 Avenue of the Americas in 1993 and 1994. In addition, although the 1290 Associates venture received a $7,000,000 lease termination fee during the second quarter from a major tenant at 1290 Avenue of the Americas, this income is offset by a significant increase in excess monthly cash flow after capital costs which is recognized as additional interest expense by JMB/NYC. Reference is made to Note 2(c).

     Rental income decreased for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 primarily due to the disposition of the Scottsdale Financial Centers Phase I and II during the fourth quarter of 1993 and a decrease in occupancy in 1994 at Louis Joliet Mall, Louisiana Tower and Mariners Pointe Apartments.

     Interest income increased for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 primarily due to an increase in the average balance of U.S. Government obligations in 1994 resulting from the receipt and retention of proceeds relating to the sale of the Old Orchard Shopping Center (Note 2(b)) and the refinancing of 1090 Vermont Avenue (Note 2(g)) during the third and fourth quarter of 1993, respectively, and the receipt in 1994 of operating distributions from South Tower and 1090 Vermont and the Partnership's share of additional sale proceeds relating to Old Orchard.

     Mortgage and other interest, depreciation and professional services decreased for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 primarily due to the disposition of the Scottsdale Financial Centers Phase I and II during the fourth quarter of 1993.

     Property operating expenses decreased for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 primarily due to the disposition of the Scottsdale Financial Centers Phase I and II during the fourth quarter of 1993. Property operating expenses increased for the three months ended September 30, 1994 as compared to the three months ended September 30, 1993 primarily due to the effect of an adjustment to the allowance for doubtful accounts relating to the collection and settlement in 1993 of approximately $410,000 due from certain tenants at the Wilshire Bundy Plaza which had previously been reserved for in 1992, partially offset by the disposition of the Scottsdale Financial Centers Phase I and II during the fourth quarter of 1993.

     The decrease in the Partnership's share of the loss from operations of unconsolidated ventures for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to JMB/NYC recording a $192,627,560 provision for value impairment at 2 Broadway at December 31, 1993, which reduced the subsequent depreciation expense related to that investment property. (Reference is made to Note 2(c)).

     The decrease in venture partner's share of venture's operations for the nine months ended September 30, 1994 as compared to 1993 is due to the suspension of profit and loss allocations to the venture partner of Mariners Pointe during the third quarter of 1993 due to default on its obligations to fund its share of the 1992 deficits at the Mariners Pointe Apartments and the Partnership's ongoing negotiations to obtain the venture partner's interest in the joint venture, as more fully discussed in Note 2(h).



PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Note 2(e) for a discussion of certain litigation involving the Partnership.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(c) (ninth paragraph), 4(a), 4(b) and 4(d) and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included with this Report for a discussion of defaults (or alleged defaults) under, and/or current attempts to obtain modifications of, mortgage loans secured by the Brittany Downs Apartments Phase II, the 237 Park Avenue, 1290 Avenue of the Americas, 2 Broadway Office Buildings, the Louisiana Tower and the Wilshire Bundy Plaza, which discussions are hereby incorporated by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                                            OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                                  1993                                    1994
                                                      -------------------------------          ------------------------------
                                                     At        At        At        At        At        At        At        At
                                                    3/31      6/30      9/30     12/31      3/31      6/30      9/30     12/31
                                                    ----      ----     -----      ----      ----     -----     -----     -----
 1. Scottsdale Financial Center I
     Scottsdale, Arizona (a). . . . . . . . . . . .  13%        9%        9%       N/A       N/A       N/A       N/A
 2. Scottsdale Financial Center II
     Scottsdale, Arizona (a). . . . . . . . . . . .  77%       81%       81%       N/A       N/A       N/A       N/A
 3. Wilshire Bundy Plaza
     Los Angeles, California. . . . . . . . . . . .  91%       89%       89%       87%       87%       87%       80%
 4. Brittany Downs Apartments
     Phase I and II
     Thornton (Denver), Colorado. . . . . . . . . .  97%       97%       98%       95%       96%       96%       96%
 5. Mariners Pointe Apartments
     Stockton, California . . . . . . . . . . . . .  88%       93%       93%       90%       84%       86%       96%
 6. Old Orchard Shopping Center
     Skokie (Chicago), Illinois (b) . . . . . . . .  62%       53%       N/A       N/A       N/A       N/A       N/A
 7. 237 Park Avenue Building
     New York, New York . . . . . . . . . . . . . .  99%       99%       99%       98%       98%       98%       98%
 8. 1290 Avenue of the Americas Building
     New York, New York . . . . . . . . . . . . . .  97%       95%       95%       98%       90%       91%       91%
 9. 2 Broadway Building
     New York, New York . . . . . . . . . . . . . .  59%       59%       29%       30%       30%       19%       19%
10. 1090 Vermont Avenue Building
     Washington, D.C. . . . . . . . . . . . . . . .  99%       99%       99%       99%       99%       99%       99%
11. Louisiana Tower
     Shreveport, Louisiana. . . . . . . . . . . . .  90%       90%       90%       90%       83%       86%       88%
12. Piper Jaffray Tower
     Minneapolis, Minnesota . . . . . . . . . . . .  97%       98%       98%       98%       99%       99%       98%
13. 900 Third Avenue Building
     New York, New York . . . . . . . . . . . . . .  91%       94%       94%       95%       94%       94%       94%
14. Wells Fargo Center South Tower
     Los Angeles, California. . . . . . . . . . . .  98%       98%       98%       98%       97%       97%       97%
15. Louis Joliet Mall
     Joliet, Illinois . . . . . . . . . . . . . . .  89%       86%       85%       82%       75%       72%       76%

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

                4-C.     Long-term debt documents relating to the first
mortgage loan secured by the Louisiana Tower in Shreveport, Louisiana are hereby incorporated by reference to the Partnership's Post-Effective Amendment #4 to the Partnership's Registration Statement on Form S-11 (File No. 2-88687) dated June 4, 1984.

                4-D.     Long-term debt documents relating to the first and
second mortgage loans secured by the Louis Joliet Mall in Joliet, Illinois are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 2-88687) dated August 1, 1985.

                4-E.     Long-term debt documents relating to the refinancing
of the first mortgage loan secured by the 1090 Vermont office building in Washington, D.C. are hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 2-88687) dated March
28, 1994.

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

                10-C.    Acquisition documents relating to the purchase by the
Partnership of an interest in the 237 Park Avenue Building in New York, New York are hereby incorporated by reference to the Partnership's Post-
Effective Amendment #1 to the Partnership's Registration Statement on Form S-11 (No. 2-88687) dated June 4, 1984.

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

                27.      Financial Data Schedule

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


                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                    BY:    JMB Realty Corporation
                           (Corporate General Partner)




                           By:    GAILEN J. HULL
                                  Gailen J. Hull, Senior Vice President
                           Date:  November 10, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 10, 1994