Form 10-K405
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1995-03-31
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934


For the fiscal year
  ended December 31, 1994                 Commission File No. 0-15962


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

                                              Name of each exchange on
Title of each class                            which registered
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

Documents incorporated by reference:  None

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    6

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   10

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   10


PART II

Item 5.      Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters .   10

Item 6.      Selected Financial Data . . . . . . . . . . . .   11

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations .   21

Item 8.      Financial Statements and Supplementary Data . .   36

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .  100


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .  100

Item 11.     Executive Compensation. . . . . . . . . . . . .  103

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . .  104

Item 13.     Certain Relationships and Related Transactions.  105

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .  105


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  109

















                                     i

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

     The Partnership has made the real property investments set forth in the following table:

                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (j)              SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois. . . . . .     783,000 sq.ft.   4/1/84           8/30/93                fee ownership of
                                 g.l.a.                                               land and improvements
                                                                                      (through joint venture
                                                                                      partnerships) (c)(e)
 2. Brittany Downs
    Apartments
     Phase I and Phase II,
     Thornton (Denver),
     Colorado. . . . . .        464 units     8/15/84            1%                   fee ownership of land and
                                                                                      improvements
 3. Scottsdale Financial
     Center I
     Scottsdale,
     Arizona . . . . . .     106,800 sq.ft.   9/28/84         12/17/93                fee ownership of land and
                                 n.r.a.                                               improvements (f)
 4. Scottsdale Financial
     Center II
     Scottsdale,
     Arizona . . . . . .     151,625 sq.ft.   9/28/84          10/1/93                fee ownership of improve-
                                 n.r.a.                                               ments and ground leasehold
                                                                                      interest in land (f)
 5. 237 Park Avenue
     Building
     New York,
     New York. . . . . .    1,140,000 sq.ft.  8/14/84            7%                   fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnerships) (c)
 6. 1290 Avenue of the
     Americas Building
     New York,
     New York. . . . . .    2,000,000 sq.ft.  7/27/84            15%                  fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnerships)
                                                                                      (c)(k)
                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (j)              SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------

 7. 2 Broadway Building
     New York,
     New York. . . . . .    1,600,000 sq.ft.  8/14/84            10%                  fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnerships) (c)
 8. 1090 Vermont Avenue
     Building
     Washington, D.C.. .     140,000 sq.ft.   9/26/84            2%                   fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnership) (c)
 9. Mariners Pointe
     Apartments
     Stockton,
     California. . . . .        220 units     10/2/84            1%                   fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnership) (c)
10. Louisiana Tower
     Shreveport,
     Louisiana . . . . .     349,000 sq.ft.  11/14/84            5%                   fee ownership of improve-
                                 n.r.a.                                               ments and ground leasehold
                                                                                      interest in land (d)
11. Marketplace at
     South Street
     Seaport
     New York,
     New York. . . . . .     263,000 sq.ft.  12/14/84          3/8/88                 fee ownership of improve-
                                   n.r.a.                                             ment and ground leasehold
                                                                                      interest in land (through
                                                                                      joint venture partnership)
12. Gateway Tower
     White Plains,
     New York. . . . . .     552,000 sq.ft.  12/31/84         12/30/92                fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnership) (c)(h)
13. Piper Jaffray Tower
     Minneapolis,
     Minnesota . . . . .     723,755 sq.ft.  12/27/84            5%                   fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnerships) (c)
                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (j)              SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------

14. 900 Third Avenue
     Building
     New York,
     New York. . . . . .     517,000 sq.ft.  12/28/84            5%                   fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                       venture partnerships) (c)
15. Wells Fargo Center
     -IBM Tower
     Los Angeles,
     California. . . . .    1,100,000 sq.ft.  6/28/85            10%                  fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnership)
                                                                                      (c)(k)
16. Louis Joliet Mall
     Joliet, Illinois. .     305,000 sq.ft.   7/31/85            5%                   fee ownership of land and
                                 g.l.a.                                               improvements (k)
17. Turtle Creek Centre
     Dallas, Texas . . .     296,378 sq.ft.   8/30/85          3/7/89                 fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnership) (g)
18. Yerba Buena West
     Office Building
     San Francisco,
     California. . . . .     267,687 sq.ft.   8/30/85          6/24/92                fee ownership of land and
                                 n.r.a.                                               improvements (through joint
                                                                                      venture partnerships)
                                                                                      (c)(i)
19. Wilshire Bundy
     Plaza
     Los Angeles,
     California. . . . .     284,724 sq.ft.   11/7/85            9%                   fee ownership of improve-
                                 n.r.a.                                               ments and ground leasehold
                                                                                      interest in land (d)(k)

-----------------------
  (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to Note 4 and to Note 3 to Combined Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

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

  (h) Reference is made to Note 3(d) for a description of the disposition of this investment property.

  (i) Reference is made to Note 3(i) for a description of the disposition of this investment property.

  (j) Reference is made to Item 8 - Schedule IIIs to the Consolidated and Combined Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

  (k) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Item 6 and Note 8(a) and Note 4 of Notes to Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's investment properties as of December 31, 1994.

     The Partnership has approximately 34 full-time and 27 part-time personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                                 1993                        1994
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----

 1. Wilshire Bundy
     Plaza
     Los Angeles,
     California. . . . . . . .   Financial Ser-
                                 vices/Advertising      91%    89%    89%    87%    87%    87%    80%    80%

 2. Brittany Downs
     Apartments
     Phase I and Phase II
     Thornton (Denver),
     Colorado. . . . . . . . .   Apartments             97%    97%    98%    95%    96%    96%    96%    95%

 3. Mariners Pointe
     Apartments
     Stockton, California. . .   Apartments             88%    93%    93%    90%    84%    86%    96%    91%

 4. 237 Park Avenue
     Building
     New York, New York. . . .   Advertising/
                                 Insurance/Paper/
                                 Real Estate
                                 Investment             99%    99%    99%    98%    98%    98%    98%    98%

 5. 1290 Avenue of the
     Americas Building
     New York, New York. . . .   Financial Services     97%    95%    95%    98%    90%    91%    91%    94%

 6. 2 Broadway Building
     New York, New York. . . .   Financial Services     59%    59%    29%    30%    30%    19%    19%    18%

 7. 1090 Vermont Avenue
     Building
     Washington, D.C.. . . . .   Trade Associations     99%    99%    99%    99%    99%    99%    99%    99%

                                                                 1993                        1994
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
 8. Louisiana Tower
     Shreveport, Louisiana . .   Natural Gas/
                                 Banking                90%    90%    90%    90%    83%    86%    88%    88%

 9. Piper Jaffray Tower
     Minneapolis,
     Minnesota . . . . . . . .   Legal Services/
                                 Advertising/
                                 Financial Services     97%    98%    98%    98%    99%    99%    98%    98%

10. 900 Third Avenue
     Building
     New York, New York. . . .   Legal Services/
                                 Detective Agency/
                                 Insurance              91%    94%    94%    95%    94%    94%    94%    94%

11. Wells Fargo Center
     -IBM Tower
     Los Angeles,
     California. . . . . . . .   Business Infor-
                                 mation Systems         98%    98%    98%    98%    97%    97%    97%    96%

12. Louis Joliet Mall
     Joliet, Illinois. . . . .   Retail                 89%    86%    85%    82%    75%    72%    76%    79%

--------------------

     Reference is made to Item 6, Item 7, Note 8 and Note 4 of Notes to Combined Financial Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

ITEM 3.  LEGAL PROCEEDING

     Reference is made to Note 3(f) for a discussion of certain litigation involving the Partnership.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1993.



                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 38,859 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Note 5 for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to
Item 6 below for a discussion of cash distributions made to the Investors.

ITEM 6.  SELECTED FINANCIAL DATA
                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                           (A LIMITED PARTNERSHIP)
                                                          AND CONSOLIDATED VENTURES
                                                DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990
                                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1994           1993            1992          1991           1990
                            -------------  -------------    -----------   ------------   ------------
Total income . . . . . . .   $ 23,597,310     25,596,437     26,852,635     26,614,275     30,853,451
                             ============    ===========    ===========    ===========    ===========

Operating loss . . . . . .   $ (8,019,023)   (12,471,986)   (22,560,142)   (12,030,996)   (22,263,374)
Partnership's share of
 loss from operations
 of unconsolidated
 ventures. . . . . . . . .    (16,851,858)   (60,283,861)   (22,495,785)   (32,932,440)   (28,795,270)
Venture partners' share
 of ventures' operations .          --            22,472         70,706         72,816         54,343
                             ------------    -----------    -----------    -----------    -----------
Net operating loss . . . .    (24,870,881)   (72,733,375)   (44,985,221)   (44,890,620)   (51,004,301)
Gain on sale of
 unconsolidated
 venture or on sale
 or disposition of
 investment properties . .      1,702,082     26,281,496      8,783,892          --            --
Extraordinary item . . . .     (3,000,000)         --             --             --             --
                             ------------    -----------    -----------    -----------    -----------
Net loss . . . . . . . . .   $(26,168,799)   (46,451,879)   (36,201,329)   (44,890,620)   (51,004,301)
                             ============    ===========    ===========    ===========    ===========
Net earnings (loss) per
 Interest (b):
   Net operating loss. . .   $     (59.53)       (177.06)       (107.68)       (107.45)       (122.09)
   Gain on sale of uncon-
    solidated ventures or
    on sale or disposition
    of investment
    properties . . . . . .           4.20          64.88          21.68          --             --
   Extraordinary item. . .          (7.18)         --             --             --             --
                             ------------    -----------    -----------    -----------    -----------
Net loss . . . . . . . . .   $     (62.51)       (112.18)        (86.00)       (107.45)       (122.09)
                             ============    ===========    ===========    ===========    ===========

Total assets . . . . . . .   $147,075,454    149,516,685    191,806,563    211,584,255    218,813,064
Long-term debt . . . . . .   $ 25,794,970     98,747,743    116,309,718    108,899,903    106,308,500
Cash distributions
  per Interest (c) . . . .   $      --             --             --              6.50          14.00
                             ============    ===========    ===========    ===========    ===========

-------------

  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net loss per Interest is based upon the number of Interests outstanding at the end of the period.

  (c) Cash distributions to the Limited Partners since the inception of the Partnership have represented a return of capital for financial reporting purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994


Property
--------

Wilshire Bundy
Plaza               a)   The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ------------------

                                1990 . . . . . .       99%                  23.71
                                1991 . . . . . .       95%                  23.62
                                1992 . . . . . .       91%                  24.24
                                1993 . . . . . .       87%                  23.80
                                1994 . . . . . .       80%                  23.59

                    (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                   Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------       -----------  ---------   ---------------  -----------------

                            Dunn & Bradstreet (1)     60,476       $1,491,993  3/1995           N/A
                            Software, Inc.
                            (Financial Services
                            Corporation)

                            Bozell, Jacobs, Kenyon
                            & Eckhardt                51,097        1,226,563  5/1996           N/A
                            (Advertising Agency)

                    (1)     During the third quarter of 1993, Dunn & Bradstreet vacated approximately 35,000 square feet of its space.  The tenant continues to pay rent on this space pursuant to its lease obligation.

                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Wilshire Bundy Plaza:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1994
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------
                              1995                 8                74,581         1,806,221           30.6%
                              1996                 7                69,610         1,696,956           28.7%
                              1997                 6                35,209           972,960           16.5%
                              1998                 6                13,891           253,536            4.3%
                              1999                 9                59,041         1,353,522           22.9%
                              2000                 4                30,344           860,304           14.6%
                              2001                --                --                 --                --
                              2002                --                --                 --                --
                              2003                --                --                 --                --
                              2004                 2                 9,306           201,720            3.4%

                    (1)       Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

Property
--------

1290 Avenue
of the Americas
Office Building     a)      The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate        Square Foot (1)
                            ------------          --------------        ------------------

                                1990 . . . . . .       97%                  36.11
                                1991 . . . . . .       97%                  36.25
                                1992 . . . . . .       97%                  36.94
                                1993 . . . . . .       98%                  35.78
                                1994 . . . . . .       94%                  36.93

                    (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                   Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------       -----------  ---------   ---------------  -----------------

                            None - No single tenant represents more than 10% of the gross leasable area of the property.


                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the 1290 Avenue of the Americas:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1994
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------
                              1995               113               368,016        14,288,064             21%
                              1996                10               207,283         4,873,060              7%
                              1997                 6               100,250         3,545,310              5%
                              1998                17               332,992        15,554,607             22%
                              1999                 8                78,538         2,843,196              4%
                              2000                 3                 5,940           118,800              --
                              2001                 1                96,700         4,158,100              6%
                              2002                14               223,896         9,491,154             14%
                              2003                 6                45,153         2,011,830              3%
                              2004                 9               103,381         5,811,346              8%

                    (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

Property
--------

Wells Fargo
Center              a)      The GLA occupancy rate and average base rent per square foot as of December 31, for each of the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate        Square Foot (1)
                            ------------          --------------        ------------------

                                1990 . . . . . .      100%                  31.22
                                1991 . . . . . .       96%                  31.84
                                1992 . . . . . .       98%                  29.11
                                1993 . . . . . .       98%                  30.66
                                1994 . . . . . .       96%                  32.46

                    (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                  Base Rent    Scheduled Lease  Lease
                    b)      Significant Tenants      Square Feet  Per Annum    Expiration Date  Renewal Option(s)
                            -------------------      -----------  ---------    ---------------  -----------------
                            International Business   305,934      $21,596,668  12/1998          N/A
                            Machines Corporation                  (1)
                            (1)

                            Los Angeles Unified
                            School District (1)      273,559      $ 1,188,128  3/2002           N/A
                                                                  (1)

                    (1)     In March 1995, the Venture entered into a seven year direct lease with the Los
Angeles Unified School District ("LAUSD") for a portion of the space formerly occupied by International Business
Machines Corporation ("IBM").  In addition, IBM will reimburse the Venture for any shortfalls between amounts collected under the LAUSD lease and amounts due under the IBM lease through December 1998.  Base rent per annum for LAUSD represents amounts due for 1995 from the effective date of its lease, March 1, 1995.  Base rent per annum for IBM includes reimbursement of shortfalls for 1995.

                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Wells Fargo Center:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1994
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------
                              1995                 4                28,888       $   446,320            1.3%
                              1996                 9                88,372         2,319,765            6.8%
                              1997                 5                26,191           935,018            2.7%
                              1998                25               301,480        11,209,026           32.7%
                              1999                 2                24,327           150,298            0.4%
                              2000                --                 --                --               --
                              2001                 5                53,787         1,341,985            3.9%
                              2002                 6               351,491        10,400,619           30.3%
                              2003                 7                67,700         1,890,861            5.5%
                              2004                --                 --                --               --

                    (1)       Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.


Property
--------

Louis Joliet
Mall
                    a)      The GLA occupancy rate and average base rent per square foot as of December 31, for each of the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate        Square Foot (1)
                            ------------          --------------        ------------------

                                1990 . . . . . .       92%                  11.67
                                1991 . . . . . .       92%                  12.01
                                1992 . . . . . .       91%                  12.41
                                1993 . . . . . .       82%                  13.56
                                1994 . . . . . .       79%                  13.53

                    (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                   Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------       -----------  ---------   ---------------  -----------------

                            None - No single tenant represents more than 10%
                                   of the gross leasable area of the property.


                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Louis Joliet Mall:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1994
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------
                              1995                 9                19,315           285,852              9%
                              1996                13                19,793           379,812             12%
                              1997                 8                14,721           264,984              8%
                              1998                 7                31,158           328,212             10%
                              1999                11                18,018           401,016             12%
                              2000                 5                11,249           150,828              5%
                              2001                 5                17,073           195,528              6%
                              2002                 5                 9,505           245,964              8%
                              2003                10                50,140           457,224             14%
                              2004                 9                23,561           526,212             16%

                    (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

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

     At December 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $18,419,000. Such funds and short-term investments of approximately $2,129,000 are available for distributions to partners and working capital requirements including the Partnership's potential funding obligations for cash operating deficits currently being incurred at the Mariner's Pointe Apartments and Louis Joliet Mall. In February 1995, the Partnership distributed $8,020,647 to the Limited Partners ($20 per limited partnership interest) and $81,017 to the General Partners out of proceeds from the sale or refinancing of certain investment properties. Reference is made to Notes 3(b), 3(j), 4(b)(i) and 11(a). The Partnership and its consolidated venture have currently budgeted in 1995 approximately $2,587,627 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $5,236,497. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. However, due to the property specific discussions below, the Partnership considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be significant sources of future long-term operational cash generated. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the above situations and the property specific concerns discussed below, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     As of December 31, 1994, the current portion of the long-term indebtedness of the Partnership and its consolidated ventures was approximately $94,881,000, including the entire indebtedness encumbering Louisiana Tower, Brittany Downs Apartments - Phase II, Wilshire Bundy Plaza, the Partnership's interest in the Wells Fargo South Tower office building, and the second mortgage on Louis Joliet Mall. Reference is made to Notes 4(a) and 4(b).

     Gateway Tower

     On December 30, 1992, the underlying lender realized on its security and took title to the property. The Partnership recognized a gain for financial reporting and Federal income tax purposes during 1992 of $7,130,438 and $14,604,506, respectively, with no corresponding distributable proceeds.

     During 1990, the joint venture partner ceased making required capital contributions to the joint venture to fund guaranteed payments to the Partnership for debt service payments to the underlying lender. The joint venture partner's funding obligation was secured by a guarantee from an affiliated entity of the joint venture partner. After careful review of the joint venture partner and its affiliate's financial condition, the Partnership determined that they did not have the ability to satisfy any of their financial obligations under the joint venture agreement. Therefore, the Partnership decided to forego any further attempts to recover amounts due from them as a result of their defaults.

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

     During the second quarter of 1994, Piper Jaffray, Inc. (275,758 square feet) agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995. Such space is currently leased to tenants whose leases expire just prior to the effective dates for Piper's expansions. The expansion space lease expiration date will be coterminous with Piper's existing lease expiration date of March 2000 and the net effective rental rate approximates market.

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender in September 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. During 1994, the excess cash flow generated under this agreement was $353,251 which is expected to be remitted to the lender during the second quarter of 1995. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see Note 6(b)) has agreed to defer receipt of its management fee until a later date. As of December 31, 1994, the manager has deferred approximately $2,398,000 of management fees ($2,357,000 of which represents fees deferred by the former affiliated manager). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(e) for further discussion of this investment property.

     Wells Fargo Center

     The Wells Fargo Center operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture has entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the IBM lease and the LAUSD lease. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture has been negotiating separate termination agreements with these tenants which provide for a combination of lump sum payments to be received by the joint venture upon execution of the termination agreements, as well as additional monthly payments to be received over a ten month period from one of these tenants. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back in 1992 from the two tenants noted above and the expansion of one of the other major tenants in the building. The property produced cash flow and distributed approximately $1,963,000 to the Partnership in 1994.

      The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The Partnership and the joint venture have reached an agreement with the lender of the mortgage note whereby the lender will refrain from exercising its rights and remedies under the loan documents through April 1, 1995 while the Partnership and the venture continue to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1994 and 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998 (on the space remaining after the direct leased space to LAUSD), the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $10,017,591 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Notes 1, 3(c)(iii) and 4(b)(vii).

     Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II did not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership has been paying a reduced amount of debt service since November 1990. The Partnership has been placed in default for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest have been classified as current liabilities in the accompanying consolidated financial statements. Based on the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,645,310 as of December 31, 1994, equals $1,455,200.

     On January 10, 1995, the Partnership sold the Brittany Downs Apartments Phase I and II to an unaffiliated third party. The sale price was $18,380,000 (before selling costs and prorations), of which $2,390,974 was received in cash at closing and $14,340,000 represented the purchaser's assumption of the underlying debt (net of a payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II). The sale will result in a gain of approximately $6,900,000 and $9,000,000 for financial reporting and Federal income tax reporting purposes in 1995, respectively. In addition, as a result of the payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II, the Partnership will recognize an additional gain on forgiveness of indebtedness of approximately $2,000,000 and $270,000 for financial reporting and Federal income tax reporting purposes in 1995, respectively.

     JMB/NYC

     At the 2 Broadway building, occupancy decreased to 18% during 1994, down from 30% in the previous year due to Bear Stearns Co. vacating its space in April 1994 upon the expiration of its lease. Kidder Peabody & Co. (71,994 square feet or approximately 4.5% of the building's leasable space) whose lease was to expire June 30, 1994, extended their lease to June 30, 1996. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next few years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current office market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building.

     Occupancy at 1290 Avenue of the Americas decreased to 94% during 1994, down from 98% in 1993 primarily due to the move-out of various tenants upon lease expiration including AC Nielsen Company (59,347 square feet or approximately 3% of the building's leasable space) and New York Telephone (34,114 square feet or approximately 2% of the building's leasable space), partially offset by a new lease with Alex Brown (78,000 square feet or approximately 4% of the building's leasable space) which was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Although approximately 21% of the building's space under tenant leases will expire by the end of 1995, negotiations are currently being conducted with a number of prospective tenants in the financial services industry to lease a significant portion of the current and anticipated vacant space. There can be no assurances that such negotiations will be successful. During the fourth quarter of 1994, the Joint Venture negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture that owns 1290 Avenue of the Americas on December 1, 1994. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from John Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space.

     Occupancy at 237 Park Avenue remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2. As part of the Agreements, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur in 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. As a further consequence of the effectiveness of the reorganization plan, the restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $187,775,761 as of December 31, 1994). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC has had a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O & Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 3(c) of Notes to Financial Statements. During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. The Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Three Joint Ventures and JMB/NYC or to finalize the transactions contemplated by the Agreement.

    All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring.
The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest will accrue at 9% per annum and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed, in the loan restructuring proposal discussed above, to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC, whose approval is incorporated into the Agreement. Furthermore, in the event of the filing of a pre-arranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway has been reallocated to 237 Park Avenue and 1290 Avenue of the Americas. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the purchase notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including accrued interest.

     Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related purchase note (each purchase note is secured by JMB/NYC's interest in the related Joint venture). Under certain circumstances, the failure to repay a purchase note could constitute a default under, and permit an immediate acceleration of, the maturity of the purchase notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the purchase notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds.

     1090 Vermont Avenue Building

     During 1994, occupancy at this building decreased to 95%, down from 99% in 1993 primarily due to Metro Photo (4,000 square feet or approximately 3% of the buildings leasable space) vacating its space in December 1994. Through 1993, the Partnership and joint venture partners had contributed a total of $4,076,000 ($2,038,000 by the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation.

The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. During the fourth quarter of 1993, the joint venture finalized a refinancing of the existing mortgage loan with a new ten year loan in the amount of $17,750,000 (as more fully discussed in Note 3(j)). The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture. Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed to the venture partners in December 1993 as a partial return of the additional capital contributed. As a result of the reduced interest payments under the new loan, the property produced cash flow for the joint venture in 1994. Consequently, the Partnership and joint venture partners received distributions totaling approximately $ 1 million in 1994 (the Partnership's share was $500,000). Such distributions represent a partial return of the additional capital contributed.

     Old Orchard Shopping Center

     On September 2, 1993, effective August 30, 1993, Orchard Associates, in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each had a 50% interest, sold its interest in the Old Orchard Shopping Center (reference is made to note 3(b)).

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

     Yerba Buena West Office Building

     In June 1992, the joint venture, based upon analysis of the then current market condition, transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels.

     In order for the joint venture to share in future sale or refinancing proceeds, however, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, through June 1998, the joint venture has a right of first opportunity to purchase the property if the lender chooses to sell. An affiliate of the Partnership's Corporate General Partner had been managing and leasing the property for the lender. In December 1994, the affiliate was replaced as manager and leasing agent for the property. As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain of $1,653,454 and $1,117,418 in 1992 for financial reporting and Federal income tax purposes, respectively, with no corresponding distributable proceeds. (Reference is made to Note 3(i)).

     Wilshire Bundy Plaza

     Occupancy at the Wilshire Bundy Plaza decreased to 80% during 1994, down from 87% in the previous year, primarily due to Dun & Bradstreet (60,500 square feet or approximately 21% of the buildings leasable space scheduled to expire March 1995) vacating approximately 35,000 square feet of its space during 1994. Dun & Bradstreet has continued to pay rent on this space in accordance with its lease. From 1995 through 1996, approximately 59% of the building's square feet under tenant leases expires. Included in such expirations are Dun & Bradstreet and Bozell, Jacobs, Kenyan & Eckhardt (51,000 square feet or approximately 18% of the building's leasable space) who have informed the Partnership that they will not be renewing their leases which expire in March 1995 and May 1996, respectively. In addition, several tenants have approached the Partnership seeking space and/or rent reductions. The Partnership is working with its existing tenants and aggressively seeking replacement tenants for current and future vacant space. The west Los Angeles office market (the competitive market for the building) is extremely competitive with a current vacancy rate of approximately 15%. While office building development in this market is virtually at a standstill, the Partnership does not expect a significant improvement in the competitive market conditions for several years.

  The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. While a complete determination of the requirements to comply with the ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which have been reflected as an extraordinary item in the accompanying Consolidated Financial Statements, will be approximately $3 million ( none of which has been budgeted).

     In 1995, and for several years beyond, the property will not generate enough cash flow to pay for the costs associated with releasing the space under leases which expire, the capital costs associated with the seismic repair, and the required debt service payments. Consequently, the Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs and earthquake repair costs (discussed above) over the next several years. In this regard, the Partnership has suspended debt service payments commencing with the December 1, 1994 payment in the amount of $415,922. Accordingly, the principal balance of the property's underlying mortgage loan ($41,292,105) has been classified as a current liability in the accompanying consolidated financial statements as of December 31, 1994. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     900 Third Avenue Building

     During the year, occupancy of this building decreased to 94%, down from 95% in the previous year. The midtown Manhattan market remains competitive. Approximately 53,000 square feet (approximately 10% of the buildings leasable square footage) of leased space expires in 1995 and 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. During the fourth quarter, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension of its mortgage loan, which was scheduled to mature on December 1, 1994. The loan has been extended to December 1, 2001 with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 30 year principal amortization schedule. The previous interest rate was 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the property joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released.

     Louis Joliet Mall

     Occupancy of this mall decreased to 79% (excluding the effect of the move-out of General Cinema, Inc., as discussed below) during 1994 from 82% in the previous year. During the fourth quarter of 1994, General Cinema, Inc. (14,587 square feet or approximately 5% of the mall space) ceased its operations within the mall. The Partnership and the tenant are currently seeking a new operator to run the theaters at the mall. The tenant continues to pay rent in accordance with its lease (which expires December 31, 1998) and as of the date of this report, all amounts due from the tenant under the lease have been received. During the third quarter of 1993, Al Baskin Co. (19,960 square feet or approximately 7% of the mall space) informed the Partnership that even though its lease does not contain provisions allowing it to terminate its lease, it believed it had the right and intended to terminate its lease effective December 31, 1993 (as opposed to the original lease expiration of December 31, 2003). In response, during the third quarter of 1993, the Partnership filed an anticipatory breach lawsuit against the tenant in order to prevent the tenant from vacating its space and cease paying rent to the Partnership. Subsequently, the Partnership and tenant entered into a temporary agreement under which the tenant continues to operate its store and pay rent. As of the date of this report, all amounts due from the tenant under the lease have been received. The Partnership believes the tenant's position is without merit and intends to enforce the original terms of the lease.

     A mall enhancement program for the center was substantially completed in November 1994 at a cost of approximately $2,500,000 ($2,200,000 paid as of December 31, 1994). The enhancement program included new flooring, signage and mall entranceways. Costs were funded from the property's operating cash flow and the Partnership's working capital reserve.

     The second mortgage loan matures on September 1, 1995. In this regard, the Partnership is currently seeking replacement financing. Accordingly, the principal balance of the property's second mortgage loan ($10,000,000) and related deferred interest ($2,155,305) has been classified as a current liability in the accompanying consolidated
financial statements as of December 31, 1994.   There can be no assurance
that the Partnership will be able to refinance the second mortgage loan upon its maturity.

     Louisiana Tower

     Occupancy at Louisiana Tower decreased to 88% during 1994, from 90% in the prior year. The property operated at a small deficit in 1994 as a result of the 1990 debt modification as more fully discussed in Note 4(b). The existing modification period expired and the loan (with an outstanding principal balance of $22,122,701 at December 31, 1994) matured in January 1995. The Partnership has decided that it will not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and commenced discussions with it to provide further modifications to the loan in order to eliminate a deficit funding obligation. The lender informed the Partnership that it is unwilling to provide further modifications to the loan. The lender is currently pursuing a course of significantly reducing its holdings in commercial real estate loans. The lender can achieve this through a sale of the loan or through obtaining title to the underlying real estate and subsequently selling it. The lender has informed the Partnership that it will pursue the latter method for divesting itself of this real estate investment. Under either scenario, however, the lender would receive significantly less than the full amount of its loan due to the depressed value of the property. The lender began foreclosure proceedings in October 1994. A receiver has been appointed for the property and a third party manager has been appointed to manage the property on the receiver's behalf. Title to the property is expected to transfer to the lender in early 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership will recognize a gain for Federal income tax and financial reporting purposes in early 1995 in connection with this proposed transaction with no distributable proceeds.

     Mariners Pointe Apartments

     Occupancy at the Mariners Pointe Apartments increased slightly to 91% during 1994, up from 90% in the prior year. The property operated at a deficit in 1994 as a result of the costs associated with the loan extension discussed below. During the third quarter of 1994, the Partnership obtained a two year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate.
The weekly tax exempt interest rate at December 31, 1994 was 4.41% per annum resulting in an interest rate of 7.16% per annum on that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     During 1994, the Partnership began marketing the property for sale. However, in accordance with the loan extension obtained during the third quarter of 1994, discussed below, the Partnership is prohibited from selling the property for a six month period. Consequently, the Partnership ceased its marketing effort and will consider marketing the property for sale again in mid 1995 after the six month period expires.

     In 1992 and 1993, the property operated at a small deficit as the result of certain capital improvements. Under the terms of the joint venture agreement, the joint venture partner was obligated to contribute 22.3% of such deficits. The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution, however, the Partnership is currently negotiating with the joint venture partner to obtain their interest in the joint venture and receive certain amounts in satisfaction of their funding obligation. There can be no assurance that the Partnership will collect any or all of the amounts due from the joint venture partner in satisfaction of their funding obligation or that the Partnership will sell the property.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of high-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital. The Partnership continues to carefully analyze all expenditures and defer certain capital projects when appropriate and has sought or is seeking loan modifications where appropriate. In addition, the Partnership suspended its distributions from operations, effective with the distribution for the fourth quarter of 1991, to improve its cash reserve. By maintaining adequate working capital, the Partnership will be in a better position to meet future needs of its properties since external sources of capital are very limited.

     Due to the issues discussed above, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in order to maximize the return of their investment to the Limited Partners. Also, in light of the current severely depressed real estate markets, it appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment. In addition, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes.

     RESULTS OF OPERATIONS

     At December 31, 1994, 1993 and 1992, the Partnership owned twelve, twelve and fifteen investment properties, respectively, all of which were operating.

     The aggregate increase in the balance of cash and cash equivalents and short-term investments at December 31, 1994 as compared to December 31, 1993 is primarily due to the investment of cash on hand in U.S. Government securities and receipt of operating distributions in 1994 from South Tower ($2,114,000) and 1090 Vermont Avenue ($500,000), and the Partnership's share of sale proceeds relating to Old Orchard ($1,702,000) (Note 3(b)). This increase is partially offset by the Partnership's funding of operating deficits at Mariners Pointe Apartments and Louisiana Tower, refinancing costs at Mariner's Pointe Apartments and 900 Third Avenue, and mall enhancement costs paid at Louis Joliet Mall ($2,200,000).

     The decrease in restricted funds at December 31, 1994 as compared to December 31, 1993 is primarily due to the $1,482,930 remittance on March 31, 1994 to the lender of the net annual cash flow (as defined) generated by the Louisiana Tower as debt service pursuant to the agreement signed November 1990 as more fully discussed in Note 4(b).
     The decrease in escrow deposits at December 31, 1994 as compared to December 31, 1993 is due primarily to the Partnership suspending the payment into escrow reserves for property taxes in June 1994 at Louisiana Tower in conjunction with its suspension of debt service payments as more fully discussed in Note 4(b).

     The increase in buildings and improvements as of December 31, 1994 as compared to December 31, 1993 is primarily due to (i) mall enhancement program at Louis Joliet Mall ($2,200,000), (ii) tenant improvement costs incurred in 1994 relating to 1993 leasing activity at Wilshire Bundy ($360,000) and (iii) tenant improvement costs at Louisiana Tower ($647,000).

     The increase in deferred expenses as of December 31, 1994 as compared to December 31, 1993 is due primarily to the capitalization of approximately $360,000 of costs relating to the extension of the Mariner's Pointe Mortgage loan during 1994 (Note 4(b)).

     The increase in the current portion of long-term debt and the corresponding decrease in long-term debt, and the related increase in accrued interest at December 31, 1994 as compared to December 31, 1993 is primarily due to the reclassification of (i) the debt (with a principal balance of $22,122,701 and deferred interest of $5,826,026 at December 31,
1994) secured by the Louisiana Tower which matured in January, 1995, (ii) the debt (with a principal balance of $41,292,105 at December 31, 1994) secured by the Wilshire Bundy Plaza for which the Partnership has suspended debt service as of December 31, 1994, and (iii) the second mortgage secured by the Louis Joliet Mall (with a principal balance of $10,000,000 and deferred interest of $2,155,305 at December 31, 1994) which matures in September 1995 partially offset by (iv) the reclassification of debt secured by Mariner's Pointe Apartments (with a principal balance of $6,500,000 at December 31, 1994) which was extended during September 1994 (Note 4(b)).

     The increase in accounts payable as of December 31, 1994 as compared to December 31, 1993 is primarily due to the accrual of $3,000,000 (reflected as an extraordinary item on the accompanying Consolidated Financial Statements) for structural repair costs in 1994 at the Wilshire Bundy Plaza based on preliminary estimates of damage resulting from the earthquake in southern California in January 1994 (as more fully discussed in Note 2(b)).

     The increase in due to affiliates at December 31, 1994 as compared to December 31, 1993 is due primarily to interest accruing on the Partnership's obligation to fund, on demand, $2,400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc. ($1,200,000 for each), for additional paid-in capital (as more fully discussed in Note 3(c)) and reimbursement owed for certain unpaid out-of-pocket expenses of the Corporate General Partner.

     The decrease in unearned rents at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of the collection of rental payments at the Partnership's investment properties.

     The increase in tenant security deposits is due primarily to leasing activity at the Wilshire Bundy Plaza.

     The decrease in rental income for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 is primarily due to the disposition of the Scottsdale Financial Centers I and II during 1993 partially offset by higher effective rental rates achieved in 1994 at the Brittany Downs Apartments Phases I and II. The decrease in rental income for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is primarily due to the disposition of the Scottsdale Financial Centers I and II during 1993, lower occupancy at the Wilshire Bundy Plaza, Louis Joliet Mall and Louisiana Tower during 1993, offset partially by higher effective rental rates achieved at the Brittany Downs Apartments Phase I and II during 1993 and the collection of tenant settlements and lease termination fees at Wilshire Bundy Plaza in 1993.

     Interest income increased for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 primarily due to an increase in the average balance of U.S. Government obligations in 1994 resulting from the receipt and retention of proceeds relating to the sale of the Old Orchard Shopping Center (Note 3(b)) and the refinancing of 1090 Vermont Avenue (Note 3(j)) during the third and fourth quarter of 1993, respectively, and the receipt in 1994 of operating distributions from South Tower and 1090 Vermont Avenue and the Partnership's share of additional sale proceeds relating to Old Orchard. Interest income decreased for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 primarily due to a decrease in the average balance of U.S. Government obligations in 1993 due to contributions by the Partnership of its proportionate share for the releasing costs at 1090 Vermont during the first quarter of 1993 and the Partnership's funding of its share of capital costs at Old Orchard in 1993.

     The decrease in mortgage interest for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 is primarily due to the disposition of the Scottsdale Financial Centers I and II during 1993. The decrease in mortgage and other interest for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is primarily due to the recording of additional interest expense in 1992, per the judgement entered in February 1992, for a certain period (June 1990 to December 1991) of the dispute involving the Scottsdale Financial Centers I and II which were disposed of in 1993, partially offset by the accrual of additional interest expense in 1993 relating to the default on the debt underlying the Brittany Downs Apartments - Phase II.

     The decrease in depreciation for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 is primarily due to the disposition of the Scottsdale Financial Centers I and II during 1993. Depreciation decreased for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 primarily due to the Partnership recording a $9,548,085 provision for value impairment at Wilshire Bundy Plaza at June 30, 1992 which reduced the net carrying value of the property.

     The decrease in property operating expenses for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 and for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is primarily due to the disposition of the Scottsdale Financial Centers I and II during the fourth quarter of 1993.

     Amortization of deferred expenses increased for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 and for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 primarily due to an increase in leasing activity at certain of the Partnership's investment properties and the amortization of the related lease commissions.

     The decrease in the Partnership's share of loss from unconsolidated ventures for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 and the related increase for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is due primarily to, (i) a $67,479,870 provision for value impairment recorded in 1993 for Wells Fargo-IBM Tower due to the uncertainty of the venture's ability to recover its net carrying value,
(ii) a $192,627,560 provision for value impairment recorded in 1993 for 2 Broadway due to the potential sale of the property at a sales price significantly below its net carrying value (iii) an $11,946,285 provision for doubtful accounts recorded by JMB/NYC in 1993 due to the uncertainty of collectibility of amounts due from the Olympia & York affiliates to the Three Joint Ventures, (iv) an $11,551,048 provision for doubtful accounts recorded by JMB/NYC in 1993 due to the uncertainty of collectibility of amounts due from tenants at the Three Joint Venture's real estate investment properties, and (v) increased aggregate interest accrued with reference to the Three Joint Ventures' mortgage loan commencing July 1, 1993 as a result of the expiration of the agreement with the Olympia & York affiliates. Reference is made to Note 3.

     The decrease in the venture partner's share of venture's operations for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 and for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is due to the suspension of profit and loss allocations to the venture partner of Mariners Pointe during the third quarter of 1993 due to default on its obligations to fund its share of the 1992 deficits at the Mariners Pointe Apartments and the Partnership's ongoing negotiations to obtain the venture partner's interest in the joint venture.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                                   INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1994 and 1993
Consolidated Statements of Operations, years ended December 31, 1994,
  1993 and 1992
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows, years ended December 31,
  1994, 1993 and 1992
Notes to Consolidated Financial Statements

                                                              SCHEDULE
                                                              --------

Consolidated Real Estate and Accumulated Depreciation            III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.



                CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV
                      CERTAIN UNCONSOLIDATED VENTURES

                                   INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1994 and 1993
Combined Statements of Operations (Deficits), years ended December 31,
  1994, 1993 and 1992
Combined Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1994, 1993 and 1992
Combined Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992
Notes to Combined Financial Statements

                                                              SCHEDULE
                                                              --------

Combined Real Estate and Accumulated Depreciation                III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.







                       INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XIV, a limited partnership, (the Partnership), and its consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its consolidated venture at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 3(c) to the consolidated financial statements, beginning July 1, 1993, the Partnership and its affiliated partners in JMB/NYC Office Building Associates, L.P. (JMB/NYC) were in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The Partnership's share of disputed interest aggregated $12,218,000 and $4,771,000 for the years ended December 31, 1994 and 1993, respectively, and has not been included in the Partnership's share of loss from operations of unconsolidated ventures for 1994 or 1993 in the accompanying consolidated financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing for interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC. However, as discussed in Note 3(c), there are no assurances that the Agreement will be finalized and become effective. In addition, as described in Notes 3, 4 and 6 of the notes to the consolidated financial statements, the Partnership is in dispute or negotiations with various venture partners in connection with certain of its investment properties. Further, as described in such notes, a number of mortgage loans secured by the Partnership's or its venture's investment properties are in default at December 31, 1994 or mature in 1995. The Partnership has sold, in 1995,

                                                                (Continued)






one of these properties for which such mortgage loans were in default. For certain others, foreclosure actions have been initiated or the Partnership has commenced or intends to commence discussion with the mortgage lenders in order to extend and/or modify such loans. Such disputes, negotiations and discussions could result, under certain circumstances, in the Partnership no longer having an ownership interest in these investment properties. The ultimate outcome of these uncertainties cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from these uncertainties.





                                KPMG Peat Marwick LLP


Chicago, Illinois
March 27, 1995

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1994 AND 1993

                                                      ASSETS
                                                      ------
                                                                                 1994               1993
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . .     $ 18,419,385         2,830,985
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . .        2,129,166        16,190,375
  Restricted funds (note 4(b)) . . . . . . . . . . . . . . . . . . . . .          203,852         1,903,509
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $791,916 for 1994 and
    $816,356 for 1993) . . . . . . . . . . . . . . . . . . . . . . . . .          621,516           647,505
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          141,055           158,107
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .          376,378           540,794
                                                                             ------------      ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . .       21,891,352        22,271,275
                                                                             ------------      ------------

Investment properties (notes 2, 3, 4 and 8) - Schedule III:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . .       10,788,810        10,788,810
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . .      150,959,418       147,556,586
                                                                             ------------      ------------

                                                                              161,748,228       158,345,396
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .       49,431,004        44,635,592
                                                                             ------------      ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . .      112,317,224       113,709,804
                                                                             ------------      ------------

Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . . . . . . . .        8,864,503         9,517,271
Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . .        2,776,163         2,514,464
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . .        1,226,212         1,503,871
                                                                             ------------      ------------

                                                                             $147,075,454       149,516,685
                                                                             ============      ============
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1994               1993
                                                                             ------------      ------------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . .     $ 94,880,985        28,107,327
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,048,221           835,762
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,575,385         2,447,554
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,640,409         3,729,532
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .          810,997           804,760
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .          625,079           800,195
                                                                             ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .      114,581,076        36,725,130
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .          423,743           292,009
Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . . . . . . . .      167,376,693       148,714,348
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,443,153         1,412,837
Long-term debt, less current portion (note 4). . . . . . . . . . . . . .       25,794,970        98,747,743
                                                                             ------------      ------------
Commitments and contingencies (notes 3, 4 and 8)
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .      309,619,635       285,892,067
Partners' capital accounts (deficits) (notes 1 and 5):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .      (20,281,012)      (19,183,198)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (1,235,319)       (1,235,319)
                                                                             ------------      ------------
                                                                              (21,515,331)      (20,417,517)
                                                                             ------------      ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . .      351,746,836       351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .     (456,620,305)     (431,549,320)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (36,155,381)      (36,155,381)
                                                                             ------------      ------------
                                                                             (141,028,850)     (115,957,865)
                                                                             ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . .     (162,544,181)     (136,375,382)
                                                                             ------------      ------------
                                                                             $147,075,454       149,516,685
                                                                             ============      ============

                           See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                               1994             1993              1992
                                                           ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $ 22,212,040       24,836,574        25,742,900
  Interest income. . . . . . . . . . . . . . . . . . .          985,270          353,270           459,735
  Other income (note 3(h)) . . . . . . . . . . . . . .          400,000          406,593           650,000
                                                           ------------     ------------      ------------
                                                             23,597,310       25,596,437        26,852,635
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .       13,670,591       18,701,027        18,672,539
  Depreciation . . . . . . . . . . . . . . . . . . . .        4,795,412        5,701,647         6,127,557
  Property operating expenses. . . . . . . . . . . . .       11,299,218       12,113,541        13,231,545
  Professional services. . . . . . . . . . . . . . . .          779,846          676,490           786,264
  Amortization of deferred expenses. . . . . . . . . .          472,735          426,906           413,074
  General and administrative . . . . . . . . . . . . .          598,531          448,812           633,713
  Provision for value impairment (note 1). . . . . . .            --               --            9,548,085
                                                           ------------     ------------      ------------
                                                             31,616,333       38,068,423        49,412,777
                                                           ------------     ------------      ------------
    Operating loss . . . . . . . . . . . . . . . . . .       (8,019,023)     (12,471,986)      (22,560,142)
Partnership's share of loss from
  operations of unconsolidated ventures
  (notes 1 and 10) . . . . . . . . . . . . . . . . . .      (16,851,858)     (60,283,861)      (22,495,785)
Venture partners' share of ventures'
  operations (note 3). . . . . . . . . . . . . . . . .            --              22,472            70,706
                                                           ------------     ------------      ------------
    Net operating loss . . . . . . . . . . . . . . . .      (24,870,881)     (72,733,375)      (44,985,221)
Gain from sale or disposition of
  unconsolidated ventures (notes 3(b),
  3(d) and 3(i)) . . . . . . . . . . . . . . . . . . .        1,702,082        7,898,727         8,783,892
Gain from sale or disposition of
  investment properties (note 6(a)). . . . . . . . . .            --          18,382,769             --
                                                           ------------     ------------      ------------
    Net loss before extraordinary item . . . . . . . .      (23,168,799)     (46,451,879)      (36,201,329)
Extraordinary item (note 2(b)) . . . . . . . . . . . .       (3,000,000)           --                --
                                                           ------------     ------------      ------------
    Net loss . . . . . . . . . . . . . . . . . . . . .     $(26,168,799)     (46,451,879)      (36,201,329)
                                                           ============     ============      ============
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                               1994             1993              1992
                                                           ------------     ------------      ------------

    Net earnings (loss) per limited
      partnership interest (note 1):
        Net operating loss . . . . . . . . . . . . . .     $     (59.53)         (177.06)          (107.68)
        Gain from sale or disposition of
          unconsolidated ventures. . . . . . . . . . .             4.20            19.50             21.68
        Gain from sale or disposition of
          investment properties. . . . . . . . . . . .            --               45.38             --
        Extraordinary item . . . . . . . . . . . . . .            (7.18)           --                --
                                                           ------------     ------------      ------------
        Net loss . . . . . . . . . . . . . . . . . . .     $     (62.51)         (112.18)           (86.00)
                                                           ============     ============      ============


























                           See accompanying notes to consolidated financial statements.

                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                      YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                     CONTRI-
                                                                     BUTIONS
                                                                     NET OF
             CONTRI-       NET          CASH                        OFFERING       NET          CASH
             BUTIONS       LOSS     DISTRIBUTIONS      TOTAL         COSTS         LOSS     DISTRIBUTIONS      TOTAL
             -------    ----------  -------------   -----------   -----------   ----------  -------------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1991. . . . .$1,000   (16,011,607)   (1,235,319)  (17,245,926)  351,746,836  (352,067,703)  (36,155,381)  (36,476,248)

Net loss . . . --       (1,711,570)        --       (1,711,570)        --      (34,489,759)        --      (34,489,759)
             ------    -----------    ----------   -----------   -----------  ------------   -----------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1992. . . . .1,000    (17,723,177)   (1,235,319)  (18,957,496)  351,746,836  (386,557,462)  (36,155,381)  (70,966,007)

Net loss . . .  --      (1,460,021)        --       (1,460,021)        --      (44,991,858)        --      (44,991,858)
              ------   -----------    ----------   -----------   -----------  ------------   -----------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1993. . . . . 1,000   (19,183,198)   (1,235,319)  (20,417,517)  351,746,836  (431,549,320)  (36,155,381) (115,957,865)

Net loss . . .  --      (1,097,814)        --       (1,097,814)        --      (25,070,985)        --      (25,070,985)
              ------   -----------    ----------   -----------   -----------  ------------   -----------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994. . . . .$1,000   (20,281,012)   (1,235,319)  (21,515,331)  351,746,836     (456,620,305)(36,155,381)(141,028,850)
              ======   ===========    ==========   ===========   ===========  ============   ===========  ============

                              See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                1994            1993              1992
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . .     $(26,168,799)     (46,451,879)      (36,201,329)
  Items not requiring (providing) cash or
    cash equivalents:
      Depreciation . . . . . . . . . . . . . . . . . .        4,795,412        5,701,647         6,127,557
      Amortization of deferred expenses. . . . . . . .          472,735          426,906           413,074
      Amortization of discount on long-term debt . . .          540,492          502,792           537,671
      Partnership's share of loss from operations
        of unconsolidated ventures . . . . . . . . . .        16,851,858      60,283,861        22,495,785
      Venture partner's share of venture operations. .            --             (22,472)          (70,706)
      Gain on sale or dispositions of interests in
        unconsolidated ventures (notes 3(b), 3(d)
        and 3(i)). . . . . . . . . . . . . . . . . . .       (1,702,082)      (7,898,727)       (8,783,892)
      Gain on disposition of investment
        properties (note 6(a)) . . . . . . . . . . . .            --         (18,382,769)            --
      Provision for value impairment (note 1). . . . .            --               --            9,548,085
      Extraordinary item (note 2 (b)). . . . . . . . .        3,000,000            --                --
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . .        1,699,657          640,800         1,963,323
    Interest, rents and other receivables. . . . . . .           25,989        2,436,524             4,748
    Prepaid expenses . . . . . . . . . . . . . . . . .           17,052           20,083            10,907
    Escrow deposits. . . . . . . . . . . . . . . . . .          164,416          180,009            46,644
    Accrued rents receivable . . . . . . . . . . . . .          277,659          471,522            77,218
    Accounts payable . . . . . . . . . . . . . . . . .          212,459           95,585           609,827
    Due to affiliates. . . . . . . . . . . . . . . . .          127,831           47,554             --
    Accrued interest . . . . . . . . . . . . . . . . .         (728,768)       1,356,214         2,877,677
    Deferred interest. . . . . . . . . . . . . . . . .        2,648,987        1,512,583           540,671
    Accrued real estate taxes. . . . . . . . . . . . .            6,237           (9,271)          (51,526)
    Unearned rents . . . . . . . . . . . . . . . . . .         (175,116)        (476,759)          120,910
    Tenant security deposits . . . . . . . . . . . . .          131,734          (10,187)           12,625
    Other liabilities. . . . . . . . . . . . . . . . .           30,316          (13,691)            1,264
                                                           ------------      -----------       -----------
          Net cash provided by
            operating activities . . . . . . . . . . .        2,228,069          410,325           280,533
                                                           ------------      -----------       -----------
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                1994            1993              1992
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments . . . . . . . . . . . . .       14,061,209      (15,847,146)        3,400,878
  Additions to investment properties . . . . . . . . .       (3,402,832)        (525,771)         (473,799)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . .        5,925,748       18,332,690         3,012,444
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . .       (1,760,411)      (1,737,231)       (3,157,044)
  Payment of deferred expenses . . . . . . . . . . . .         (734,434)         (12,236)         (261,762)
                                                           ------------      -----------       -----------
          Net cash provided by
            investing activities . . . . . . . . . . .       14,089,280          210,306         2,520,717
                                                           ------------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . .         (728,949)        (652,443)         (606,596)
                                                           ------------      -----------       -----------
          Net cash used in financing
            activities . . . . . . . . . . . . . . . .         (728,949)        (652,443)         (606,596)
                                                           ------------      -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . .       15,588,400          (31,812)        2,194,654

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        2,830,985        2,862,797           668,143
                                                           ------------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .     $ 18,419,385        2,830,985         2,862,797
                                                           ============      ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .     $11,209,880        15,329,438        14,716,520
  Non-cash investing and financing activities:
    Gain recognized on dispositions of
      interests in unconsolidated ventures
      (notes 3(d) and 3(i)). . . . . . . . . . . . . .            --               --            8,783,892
    Gain recognized on disposition of investment
      properties (note 6(a)) . . . . . . . . . . . . .            --          18,382,769             --
    Contributions payable to unconsolidated
      venture (note 3(c)). . . . . . . . . . . . . . .            --           2,400,000             --
                                                           ============      ===========       ===========

                           See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Mariners Pointe Associates ("Mariners Pointe"). The effect of all significant transactions between the Partnership and the consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates (note 3(b)); Gateway Associates ("Gateway") (note 3(d)); JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 3rd Avenue Associates ("JMB/900"); 1090 Vermont Avenue, N.W. Associates Limited Partnership ("1090 Vermont"); Maguire/Thomas Partners - South Tower ("South Tower"); Carlyle Yerba Buena Limited Partnership ("Yerba Buena") (note 3(i)) and the Partnership's indirect (through Carlyle-XIV Associates, L.P.) interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC").

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                         1994                                1993
                                                     -------------------------------------------------------------
                                          GAAP BASIS          TAX BASIS       GAAP BASIS         TAX BASIS
                                         ------------        -----------     ------------       -----------

Total assets . . . . . . . . . . . .     $147,075,454       139,188,017      149,516,685       143,677,403

Partners' capital accounts
  (deficits):
    General partners . . . . . . . .     (21,,515,331)      (22,036,030)     (20,417,517)      (21,548,425)
    Limited partners . . . . . . . .     (141,028,850)     (143,776,876)    (115,957,865)     (131,751,039)

Net loss:
    General partners . . . . . . . .       (1,097,814)         (487,604)      (1,460,021)        4,622,079
    Limited partners . . . . . . . .      (25,070,985)      (12,025,837)     (44,991,858)       (2,774,876)

Net loss per limited
  partnership interest . . . . . . .           (62.51)           (29.99)         (112.18)            (5.18)
                                          ===========       ===========      ===========      =============

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain to the Limited Partners for financial reporting and Federal income tax purposes. Reference is made to note 5 for a discussion of the allocations of profits and losses.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($18,160,234 and $1,555,066 at December 31, 1994 and 1993,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Provisions for value impairment (as discussed below) are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     As more fully discussed in note 3(c), due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and the reallocation to the 1290 Avenue of America's and 237 Park Avenue ventures of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2 Broadway venture made a provision for value impairment on such investment property of $192,627,560 at December 31, 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including the related accrued interest. The Partnership's share of the provision was $28,046,597.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires entities with total assets exceeding $150 million at December 31, 1992 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other financial instruments. As the debt secured by the Brittany Downs Apartments - Phase II, Louisiana Tower Office Building, Wilshire Bundy Plaza and the Partnership's interest in the Wells Fargo Center South Tower office building have been reclassified by the Partnership as current liabilities at December 31, 1994 as a result of defaults (see note 4) and because resolution of such defaults are uncertain, the Partnership considers the disclosure of the SFAS 107 value of such debt to be impracticable. The remaining debt and related accrued interest, with a carrying balance of $37,971,997, has been calculated to have an SFAS 107 value of $37,084,481 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers. Seven properties have been sold or disposed of by the Partnership as of December 31, 1994. Reference is made to note 4(b) for a discussion of the Partnership's sale of Brittany Downs Apartments, Phase I and II on January 10, 1995. All of the properties owned at December 31, 1994 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs and net of value impairment adjustments.

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

     (b) The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. While a complete determination of the requirements to comply with the ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected as an extraordinary item in the accompanying Consolidated Financial Statements, will be approximately $3 million.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1994 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,607,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership XIII ("C-XIII") and Carlyle Real Estate Limited Partnership XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

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

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV was also entitled to receive up to an additional $4,300,000 based upon certain events (as defined), all of which was earned and was subsequently received in 1994. Upon receipt, OOUV distributed the $4,300,000 to the respective partners based upon their pre-contribution percentage interests. OOUV still may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

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

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation the distribution to OOUV of $4,300,000 and the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000, as discussed above, and distributed to each of the respective partners their 50% share ($1,702,082 to the Partnership) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting purposes and recognized a gain for Federal income tax purposes in 1994. Upon receipt of all or a portion of

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the remaining contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amount will be received.

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

     JMB/NYC is a joint venture among Carlyle-XIV Associates, L.P., Property Partners, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. Effective March 25, 1993, the Partnership became a 40% shareholder of Carlyle Managers, Inc. Related to this investment, the Partnership has an obligation to fund $1,200,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an agreement with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain preference amounts, as defined.
The agreement would also, among other things, provide for no further allocation from the Three Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Three Joint Ventures only to the extent of cash flow distributions to JMB/NYC.
In March 1993, JMB/NYC, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIV Associates, L.P. in exchange for its limited partnership interest in that partnership. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership became a 40% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund, on demand, $1,200,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 50%.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Three Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed
discussion of each of these items is contained below.   As part of the
Agreements, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur in 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. As a further consequence of the effectiveness of the reorganization plan, the restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $187,775,761 as of December 31, 1994). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at December 31, 1994 and 1993. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $93,853,559 at December 31, 1994. During 1993 and 1994, no payments were made on the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides, upon the sale of the 2 Broadway Building, for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be reallocated and will be payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization were allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide for no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There was no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994.

     Under the terms of the Three Joint Ventures' agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The Olympia & York affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for calculating JMB/NYC's share of operating cash flow or deficits through 1991 was as though the rate were fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at December 31, 1994 is approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the twelve months ended December 31, 1994 was $117,033,279. Based upon the amount of interest determined by JMB/NYC for the twelve months ended December 31, 1994, interest expense for the Three Joint Ventures was $64,482,676. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $73,071,429 (of which the Partnership's share is $16,989,108) for the period of July 1, 1993 through December 31, 1994 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     The Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81.5 million for 1290 Avenue of the Americas and $38.5 million for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactive effective May 1, 1994. Net proceeds available, if any, after

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

     The terms of the current joint venture partnership agreements between the Olympia & York affiliates and JMB/NYC for the Three Joint Ventures provide, in the event of a dissolution and liquidation of a Joint Venture, that if there is a deficit balance in the tax basis capital account of JMB/NYC, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/NYC generally would be required to contribute cash to the Joint Venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of a Joint Venture's property generally would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the joint venture partnership agreement. However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of a Joint Venture, JMB/NYC would be required to contribute funds to the Joint Venture (regardless of whether any proceeds were received by JMB/NYC from the disposition of the Joint Venture's property) to eliminate any remaining deficit capital account balance.

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make any additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $158,166,504 at December 31, 1994) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring. The restructuring, as proposed, would change the annual interest rate on the notes from a floating rate equal to 1.75% over the rate on the three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest will accrue at 9% per annum and unless previously paid out of excess property cash flow

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed, in the loan restructuring proposal discussed above, to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC, whose approval is incorporated into the Agreement. Furthermore, in the event of the filing of a prearranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway has been re-allocated to 237 Park Avenue and 1290 Avenue of the Americas. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration of JMB/NYC's acquisition of its interest in the Three Joint Ventures including accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including accrued interest.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not to date been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Joint Ventures and JMB/NYC or to finalize the transactions contemplated by the Agreement.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of JMB/NYC's interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related purchase note (each purchase note is secured by JMB/NYC's interest in the related Joint Venture). Under certain circumstances, the failure to repay a purchase note could constitute a default under, and permit an immediate acceleration of, the maturity of the purchase notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the purchase notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds.

     The properties are being managed by an affiliate of the Olympia & York affiliates for a fee equal to 1% of gross receipts. An affiliate of the Olympia & York affiliates performs certain maintenance and repair work and construction of certain tenant improvements at the investment properties. Additionally, the Olympia & York affiliates have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.

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

     The joint venture partner's funding obligation was secured by a guarantee from an affiliated entity of the joint venture partner. After careful review of the joint venture partner and its affiliate's financial condition, the Partnership determined that they did not have the ability to satisfy any of their financial obligations under the joint venture agreement. Therefore, the Partnership decided to forego any further attempts to recover amounts due from them as a result of their defaults.

     (e)  JMB/Piper

     In 1984, the Partnership acquired, through a joint venture partnership "JMB/Piper", with Carlyle Real Estate Limited Partnership-XV, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and Carlyle Real Estate Limited Partnership-XV, acquired the developer's interest in the OB Joint Venture. As of December 31, 1994, JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper").

     The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest aggregated approximately $72,272,000 and $63,214,000 at December 31, 1994 and 1993, respectively.

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property. The principal balance of the mortgage notes has been consolidated into one note in the amount of $100,000,000. Under the terms of the modification, commencing on April 1,

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1992, 1993 or 1994. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender in September 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. During 1994, the excess cash flow generated under this agreement was $353,251 which is expected to be remitted to the lender during the second quarter of 1995. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6(b)) has agreed to defer receipt of its management fee until a later date. As of December 31, 1994, the manager has deferred approximately $2,398,000 ($2,357,000 of which represents fees deferred by the former affiliated manager) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

     Furthermore, pursuant to the loan modification, the venture can prepay the mortgage note beginning February 1, 1996, subject to a prepayment fee. The prepayment fee is calculated pursuant to a formula to provide the lender a minimum return of 13.59% per annum (if the loan is held to maturity) plus a participation in excess sale and refinancing proceeds, if any. For financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum. In order for the venture to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were allocated 71% to the JMB/Piper and 29% to the venture partners during 1994 and 1993, and 100% to the JMB/Piper during 1992.

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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached the joint venture indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, the joint venture agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note payable to the joint venture. The note payable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note payable at any time. As of the date of this report, all amounts due under the note payable have been received.

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

     During the second quarter of 1994, a major tenant and joint venture partner, Piper Jaffray, Inc. (275,758 square feet) agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995. Such space is currently leased to tenants whose leases expire just prior to the effective dates for Piper Jaffray, Inc.'s expansions. The expansion space lease expiration date will be coterminous with Piper Jaffray, Inc.'s existing lease expiration date of March 2000 and the net effective rental rate approximates market.

     (f)  JMB/900

     In 1984, the Partnership acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property and an original affiliate of the developer (the "Venture Partners") and JMB/900. In 1986, one of the unaffiliated partners transferred a portion of its interest to another partnership in which it and a major tenant of the building (Central National Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a partner in this unaffiliated partnership.

     The terms of the JMB/900 venture agreement generally provide that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 33-1/3% share of capital contributions.

     JMB/900 has made capital contributions to Progress Partners and certain payments to an affiliate of the developer, in the aggregate amount of $18,270,000, subject to the obligation to make additional capital contributions as described below.

     JMB/900 has also made a loan to the developer in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1992, 1993 and 1994). To the extent that JMB/900 has not received annual distributions equal to the interest payable on such loan, the deficiency becomes a cumulative preferred return payable out of future net cash flow or net sale or refinancing proceeds.

     The Progress Partners venture agreement provides that the venture is required to pay the Venture Partners a stated return of $3,285,000 per annum payable quarterly. Generally, JMB/900 is required to contribute funds to the venture, to the extent net cash flow is not sufficient, to enable the venture to make this payment. As a result of the lawsuit discussed below, such amounts have not been contributed by JMB/900 to pay the Venture Partner and consequently interest has not been received by JMB/900 on the $20,000,000 loan discussed above. Under the terms of the Progress Partners' venture agreement, the Venture Partners are generally entitled to receive a non-cumulative preferred return of net cash flow (net after the $3,285,000 per annum stated return payable to the Venture Partners discussed above) of approximately $3,414,000 per annum, with any remaining net cash flow distributable 49% to JMB/900 and 51% to the Venture Partners.

     The Progress Partners venture agreement further provides that net sale or refinancing proceeds are distributable to JMB/900 and the Venture Partners, on a pro rata basis, in an amount equal to the sum of any deficiencies in the receipt of their respective cumulative preferred returns of net cash flow plus certain contributions to the venture made by JMB/900 to pay for the Venture Partner stated return. Next, proceeds will be distributable to the Venture Partners in an amount equal to $20,000,000.

JMB/900 is entitled to receive the next $21,000,000 and the Venture Partners will receive the next $42,700,000. Any remaining net proceeds are to be distributed 49% to JMB/900 and 51% to the Venture Partners. As discussed above, the $20,000,000 loan to the Venture Partners matures upon sale or refinancing (under certain conditions) of the property. Consequently, the $20,000,000 distribution level to the Venture Partners would be used to pay off the $20,000,000 loan from JMB/900. Furthermore, to the extent that JMB/900 has not received annual distributions equal to the interest payable on the $20,000,000 loan discussed above, JMB/900's preferred return deficiency is increased by the amounts not received.

     Operating profits, in general, are allocated 49% to JMB/900 and 51% to the Venture Partners. Operating losses, in general, are allocated 90% to JMB/900 and 10% to the venture partners.

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partners assumed management responsibility for the property as of August 1987 for a fee computed as a percentage of certain revenues. In December 1994, the affiliated property manager entered into a sub-management contract with an unaffiliated third party. Pursuant to the sub-management agreement, the unaffiliated property manager is managing the property.

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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership, Carlyle Real Estate Limited Partnership - XV ("C-XV") and JMB/900, which has enabled the Partnership and C-XV to refile its previously asserted claims against the unaffiliated joint venture partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the unaffiliated venture partners position in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     During the fourth quarter of 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension of its mortgage loan, which was scheduled to mature on December 1, 1994. As a result, the loan has been extended to December 1, 2001 with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 30 year principal amortization schedule. The previous interest rate was 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released.

     (g)  South Tower

     In June 1985, the Partnership acquired an interest in a joint venture partnership ("South Tower") which owns a 44-story office building in Los Angeles, California. The joint venture partners of the Partnership include Carlyle Real Estate Limited Partnership-XV ("Affiliated Partner"), one of the sellers of the interests in South Tower, and another unaffiliated venture partner.

     The Partnership and the Affiliated Partner purchased their interests for $61,592,000. In addition, the Partnership and the Affiliated Partner made capital contributions to South Tower totaling $48,400,000 for general working capital requirements and certain other obligations of South Tower. The Partnership's share of the purchase price, capital contributions (net of additional financing) and interest thereon totaled $26,589,500.

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

     The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The Partnership and the joint venture have reached an agreement with the lender of the mortgage note whereby the lender will refrain from exercising its rights and remedies under the loan documents through April 1, 1995 while the Partnership and the venture continue to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the venture. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD and the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture has been negotiating separate termination agreements with these tenants which provide for a combination of lump sum payments to be received

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


by the joint venture upon execution of the termination agreements, as well as additional monthly payments to be received over a ten month period from one of these tenants. In the absence of an extension or refinancing of the notes, and due to the uncertainty that IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1994 and 1993 as a current liability in the accompanying consolidated financial statements.

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

     The joint venture partner's obligations to the Partnership were guaranteed by certain of the joint venture partner's principals. The Partnership filed a lawsuit against the joint venture partner and certain of the joint venture partner's principals seeking to recover amounts lost resulting from their defaults. On April 3, 1992, the Partnership signed a settlement agreement with the joint venture partner and its principals. Under the terms of the settlement, the Partnership is scheduled to receive total payments of $4,075,000. The Partnership received $650,000 of this amount upon execution of the agreement. The remainder of the settlement amount is represented by a promissory note issued to the Partnership in the amount of $3,425,000. The note provides for monthly interest payments over a six-year period at interest rates which vary from 4.8613% to 5.3684% per annum. In addition, the note provides for annual principal payments of $400,000 due every April for five years with a final payment in the amount of $1,425,000 due on the sixth anniversary of the date of issuance of the note. Due to the uncertainty of collection of the remaining settlement amounts, settlement payments are reflected in other income only as collected. As of December 31, 1994, all scheduled payments have been received. The joint venture partner and its principals have recently contacted the Partnership regarding a discounted prepayment of the note, however, no agreement for such prepayment has been reached.

     (i)  Yerba Buena

     In June 1992, Yerba Buena transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain levels. In order for the joint venture to share in future sale or refinancing proceeds, however, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, through June 1998, the joint venture has right of first opportunity to purchase the property if the lender chooses to sell. An affiliate of the Partnership's Corporate General Partner had been managing and leasing the property for the lender. In December 1994, the affiliate was replaced as manager and leasing agent for the property. As a result of the transfer of title to

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain of $1,653,454 and $1,117,418 in 1992 for financial reporting and Federal income tax purposes, respectively, with no corresponding distributable proceeds.

     (j)  1090 Vermont

     Through 1993, the Partnership and joint venture partners had contributed a total of $4,076,000 ($2,038,000 for the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation.
The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. During the fourth quarter of 1993, the joint venture finalized a refinancing of the existing mortgage loan with a new loan in the amount of $17,750,000. The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture. Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed in December 1993 as a partial return of the additional capital contributed. The new loan provides for interest only monthly payments for the entire ten-year term. The interest rate for the first five years is 8.01% per annum. The fixed interest rate thereafter until maturity will be 2.8% per annum over the five year Treasury rate at the beginning of such five-year period. In addition to providing refinancing proceeds to the joint venture, the debt service payments due under the new loan are significantly lower than the payments due under the prior loan.

     As a result of the reduced debt service payments under the new loan, the property produced cash flow for the joint venture in 1994.
Consequently, the Partnership and joint venture partners received distributions totalling approximately $1 million in 1994 (the Partnership's share was $500,000). Such distributions represent a partial return of the additional capital contributed.

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

See note 4(b)(iii) regarding the extension of such loan.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1994 and 1993:
                                                                                   1994             1993
                                                                               -----------      -----------

11.5% mortgage note (in default); secured by the
  Wilshire Bundy Plaza in Los Angeles, California;
  principal and interest payments of $416,000 are
  due monthly through March 1996; unpaid balance
  of $40,920,000 is due April 1996 . . . . . . . . . . . . . . . . . . .      $ 41,292,105       41,500,130

9.0% mortgage note (in default); secured by the
  Louisiana Tower Office Building located in
  Shreveport, Louisiana; payments of $100,000 per
  annum plus monthly cash flow (as defined) due with
  the difference being deferred until cash flow is
  available or the maturity of note; unpaid principal
  balance of $22,225,000 is due January 1995.  Balance is
  net of $102,299 and $409,196 unamortized discount based
  on an imputed interest rate of 11.0% at December 1994 and
  1993, respectively (note 4(b)) . . . . . . . . . . . . . . . . . . . .        22,122,701       21,815,804

12% promissory note (in default); secured by the
  Partnership's interest in the Wells Fargo Center South
  Tower office building in Los Angeles, California;
  monthly interest only payments of $122,500 through
  November 1994; principal balance of $12,250,000 was
  due in December 1994 (note 3(g)) . . . . . . . . . . . . . . . . . . .        12,250,000       12,250,000

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                   1994             1993
                                                                               -----------      -----------

8.75% first mortgage note; secured by the Louis Joliet Mall
  in Joliet, Illinois, monthly principal and interest payments of $134,000 until April 1998 when the remaining balance of
  $10,969,000 is due . . . . . . . . . . . . . . . . . . . . . . . . . .        12,792,560       13,257,387

10% second mortgage note; secured by the Louis Joliet Mall
  in Joliet, Illinois; payable interest only at 8.5% per annum plus 1.5% payable from operating cash flow (as defined)
  above a specified amount (none paid in 1994, 1993 and 1992)
  until September 1995 when the remaining principal amount
  is due.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,000,000       10,000,000

Other mortgage notes with interest rates ranging from
  6.2% to 9.375% . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,218,589       28,031,749
                                                                              ------------     ------------
          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . .       120,675,955      126,855,070
          Less current portion of long-term debt
            (note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . .        94,880,985       28,107,327
                                                                              ------------     ------------
          Total long-term debt . . . . . . . . . . . . . . . . . . . . .      $ 25,794,970       98,747,743
                                                                              ============     ============


               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Five year maturities of long-term debt are as follows:

                     1995. . . . . . . . . . .    $ 94,880,985
                     1996. . . . . . . . . . .         622,407
                     1997. . . . . . . . . . .         678,184
                     1998. . . . . . . . . . .      11,203,234
                     1999. . . . . . . . . . .          80,000
                                                  ============

     (b)  Long-term Debt Restructurings

          (i)  Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II does not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership had been paying a reduced amount of debt service since November 1990. As a result, the Partnership was negotiating with the RTC to obtain a loan modification to reduce the property's required debt service payments. During the fourth quarter 1992, the RTC sold the Phase II mortgage loans. The new underlying lender has placed the Partnership in default for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest have been classified as current liabilities in the accompanying consolidated financial statements at December 31, 1994 and 1993. Based upon the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,645,310 as of December 31, 1994, equals $1,455,200.

     As previously reported, the Partnership had been marketing the two Phases together for sale. In this regard, on January 10, 1995, the Partnership sold the Brittany Downs Apartments Phase I and II to an unaffiliated third party.

     The sale price was $18,380,000 (before selling costs and prorations), of which $2,390,974 was received in cash at closing and $14,340,000 represented the purchaser's assumption of the underlying debt (net of a payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II). The sale will result in a gain of approximately $6,900,000 and $9,000,000 for financial reporting purposes and Federal income tax reporting purposes in 1995, respectively. In addition, as a result of the payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II, the Partnership will recognize an additional gain on forgiveness of indebtedness of approximately $2,000,000 and $270,000 for financial reporting purposes and Federal income tax reporting purposes in 1995, respectively.

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

     In 1990, the Partnership signed an agreement with the lender to provide additional debt restructuring in order to reduce current and anticipated deficits resulting from the termination of a major tenant's lease and costs associated with leasing. The terms of the agreement require debt service payments in an amount equal to the monthly cash flow generated by the property (before payment of property management fees) plus $100,000 per annum for a five-year period commencing with the January 1990 payment. The cash flow of the property is escrowed monthly and remitted to the lender annually on March 31. For calendar 1993, excess cash flows of $973,118 were deposited in escrow and included in the March 31, 1994 remittance to the lender of net annual cash flow (as defined). The difference between the above pay rate and the contract pay rate of 9% per annum on the principal balance will accrue at 9% per annum compounded monthly until maturity when the principal and accrued interest is due and payable. The existing modification period expired and the loan matured in January 1995. Accordingly, the principal balance of the property's underlying mortgage loan ($22,122,701) and related deferred interest ($5,826,026) has been classified as a current liability in the accompanying consolidated financial statements as of December 31, 1994. The Partnership has decided that it will not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and commenced discussions with it to provide further modifications to the loan in order to eliminate a deficit funding obligation. The lender informed the Partnership that it is unwilling to provide further modifications to the loan. The lender is currently pursuing a course of significantly reducing its holdings in commercial real estate loans. The lender can achieve this through a sale of the loan or through obtaining title to the underlying real estate and subsequently selling it. The lender has informed the Partnership that it will pursue the latter method for divesting itself of this real estate investment. Under either scenario, however, the lender would receive significantly less than the full amount of its loan due to the depressed value of the property. The lender began foreclosure proceedings in October 1994. A receiver has been appointed for the property and a third party manager has been appointed to manage the property on the receiver's behalf. Title to the property is expected to transfer to the lender in 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership will recognize a gain for Federal income tax and financial reporting purposes in 1995 in connection with this proposed transaction with no distributable proceeds.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (iii)  Mariners Pointe

     During the third quarter of 1994, the Partnership obtained a two year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at December 31, 1994 was 4.41% per annum for an interest rate of 7.16% per annum as of that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     (iv)  Wilshire Bundy Plaza

     The Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs and earthquake repair costs (note 2(b)) over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment in the amount of $415,922. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest ($791,196) has been classified as a current liability in the accompanying consolidated financial statements as of December 31, 1994. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     (v)  Louis Joliet Mall

     The second mortgage loan matures on September 1, 1995. In this regard, the Partnership is currently seeking replacement financing. Accordingly, the principal balance of the property's second mortgage loan ($10,000,000) and related deferred interest ($2,155,305) has been classified as a current liability in the accompanying consolidated financial statements as of December 31, 1994. There can be no assurance that the Partnership will be able to refinance the second mortgage loan upon its maturity.


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale of investment properties are to be allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital account deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale of investment properties are to be allocated 1% to the General Partners. The remaining profits and losses will be allocated to the Limited Partners.

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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distributions being made, the Limited Partners are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Limited Partners (i) have received cash distributions of sale or financing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the sale or financing proceeds previously distributed, equal a 6% annual return on the Limited Partners average capital investment for each year (their initial capital investment reduced by sale or financing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of sale or financing proceeds described above in an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above. Accordingly, $1,742,000 of proceeds have been deferred for the General Partners at December 31, 1994.


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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  Other Management Agreements

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is the property manager of the Wilshire Bundy Office Building, the Brittany Downs Apartments (Phase I and Phase II), the Mariner's Pointe Apartments, and the Piper Jaffray Tower.

     The Louis Joliet Mall is managed by an affiliate of the Corporate General Partner for fees computed as a percentage of certain revenues.


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

     (e)  Turtle Creek Centre

      A description of the disposition is contained in note 3(h) filed with this annual report.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1994, the Partnership and its consolidated ventures' principal assets are two office buildings, two apartment complexes and one shopping mall. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 34 years and provide for fixed minimum rent and partial to full reimbursement

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenant sales volumes.

With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector. Apartment complex leases in effect at December 31, 1994 are generally for a term of one year or less and provide for annual rents of approximately $3,975,204.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1994:

                Office buildings:
                  Cost . . . . . . . . . . . . .    $ 90,929,970
                  Accumulated depreciation . . .     (29,757,215)
                                                    ------------
                                                      61,172,755
                                                    ------------
                Shopping mall:
                  Cost . . . . . . . . . . . . .      46,895,803
                  Accumulated depreciation . . .     (12,129,153)
                                                    ------------
                                                      34,766,650
                                                    ------------
                Apartment complexes:
                  Cost . . . . . . . . . . . . .      23,922,454
                  Accumulated depreciation . . .      (7,544,635)
                                                    ------------
                                                      16,377,819
                                                    ------------
                        Total. . . . . . . . . .    $112,317,224
                                                    ============

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                     1995. . . . . . . . . . .     $10,254,796
                     1996. . . . . . . . . . .       8,951,751
                     1997. . . . . . . . . . .       7,395,417
                     1998. . . . . . . . . . .       6,143,687
                     1999. . . . . . . . . . .       4,162,482
                     Thereafter. . . . . . . .       7,971,449
                                                   -----------
                                                   $44,879,582
                                                   ===========

     (b)  As Property Lessee

     The following lease agreements have been determined to be operating leases:

     The Partnership owns, through Louisiana Tower (see note 4(b)(ii)), a net leasehold interest, which expires in 2069, in a portion of the land underlying the building. The ground lease provides for payments of $120,000 a year through July 1992; $144,000 a year from August 1992 through July 1993; 102% of the previous year's rent each year from August 1993 through July 2026; $277,000 a year from August 2026 through July 2027; and for each remaining year through July 2069, $5,500 plus the previous year's rent.

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

     Future minimum rental commitments under the leases are as follows:

                  1995 . . . . . . . . . . .     $   677,828
                  1996 . . . . . . . . . . .         680,849
                  1997 . . . . . . . . . . .         683,930
                  1998 . . . . . . . . . . .         687,074
                  1999 . . . . . . . . . . .         690,280
                  Thereafter . . . . . . . .      47,831,727
                                                 -----------
                                                 $51,251,688
                                                 ===========


(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's ventures) to the Corporate General Partners and its affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                UNPAID AT
                                                                                               DECEMBER 31,
                                                 1994            1993            1992             1994
                                              ----------       ---------       ---------     --------------
Property management and
  leasing fees . . . . . . . . . . . . .      $2,088,404       2,162,440       2,564,206         1,957,396
Insurance commissions. . . . . . . . . .          64,214          79,545         117,368             --
Reimbursement (at cost) for
  administrative and accounting
  services . . . . . . . . . . . . . . .         237,695         155,561         194,975             --
Reimbursement (at cost) for
  legal services . . . . . . . . . . . .          14,185          11,714          54,111             --
Reimbursement (at cost) for
 out-of-pocket expenses. . . . . . . . .          79,548          84,531          43,287                12
Reimbursement (at cost) for
  out-of-pocket salary and
  salary related expenses
  relating to on-site and
  other costs for the Partner-
  ship and its investment
  properties . . . . . . . . . . . . . .         219,027         228,172         198,840             4,984
                                              ----------      ----------       ---------         ---------

                                              $2,703,073       2,721,963       3,172,787         1,962,392
                                              ==========      ==========       =========         =========

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As more fully discussed in note 3(c), the Partnership has an obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively of additional paid-in capital (reflected in the amounts due to affiliates in the accompanying financial statements). As of December 31, 1994, these obligations bore interest of 5.78% per annum and interest accrued on these obligations was $175,384 as of December 31, 1994.

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods. Reference is made to note 5 above for a discussion of certain subordinated distributions payable to the General Partners under certain circumstances.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for Orchard Associates, JMB/NYC, Gateway, JMB/Piper, JMB/Piper II, JMB/900, 1090 Vermont, Yerba Buena, South Tower and their unconsolidated ventures (note 3) as of and for the years ended December 31, 1994 and 1993 is presented below.

                                          1994              1993
                                     --------------    --------------

Current assets . . . . . . . . . .    $  61,559,349        41,432,795
Current liabilities (including
 $1,111,408,477 and $923,041,198
 respectively, of debt in
 default at December 31, 1994
 and December 31, 1993)
 (note 3). . . . . . . . . . . . .   (1,153,329,220)   (1,246,476,073)
                                     --------------    --------------
    Working capital (deficit). . .   (1,091,769,871)   (1,205,043,278)
                                     --------------    --------------
Investment properties, net . . . .    1,055,303,077     1,096,520,780
Other assets . . . . . . . . . . .      105,872,114       107,336,751
Other liabilities. . . . . . . . .     (150,860,322)     (115,020,293)
Long-term debt . . . . . . . . . .     (221,001,770)     (126,882,022)
                                     --------------    --------------
    Partners' capital. . . . . . .   $ (302,456,774)     (243,088,062)
                                     ==============    ==============
Represented by:
  Invested capital . . . . . . . .   $1,078,356,674     1,073,795,691
  Cumulative distributions . . . .     (265,345,596)     (249,692,383)
  Cumulative losses. . . . . . . .   (1,115,467,853)   (1,067,191,370)
                                     --------------    --------------
                                     $ (302,456,774)     (243,088,062)
                                     ==============    ==============
Total income . . . . . . . . . . .   $  242,197,996       287,330,325
                                     ==============    ==============
Expenses applicable to
  operating loss . . . . . . . . .   $  287,980,902       594,569,521
                                     ==============    ==============
Net loss . . . . . . . . . . . . .   $  (45,782,906)     (307,239,196)
                                     ==============    ==============

     Total income and net loss for 1994 includes gain of $3,404,164 related to the sale of the Old Orchard Shopping Center.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Total income and net loss for 1993 includes gain of $36,387,799 related to the sale of the Old Orchard Shopping Center, a $192,627,560 provision for value impairment at the 2 Broadway Building and a $67,479,871 provision for value impairment at the Wells Fargo Center.

     Total income and net loss for 1992 includes gain income of $36,455,387 related to the disposition of the Gateway Tower and Yerba Buena West Office Building.


(11)  SUBSEQUENT EVENTS

     (a)  Cash Distributions

     On February 28, 1995, the Partnership paid a distribution of $8,020,647 to the Limited Partners ($20 per limited partnership interest) and $81,017 to the General Partners from sales and refinancing proceeds (see notes 3(b) and 3(j)).

     (b)  Brittany Downs Apartments Phase I and II

     The Partnership sold its interest in the Brittany Downs Apartments Phase I and II on January 10, 1995 (see note 4(b)).

                                                                                                SCHEDULE III
                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                           (A LIMITED PARTNERSHIP)
                                                          AND CONSOLIDATED VENTURES
                                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1994


                                                                       COSTS
                                        INITIAL COST TO             SUBSEQUENT              GROSS AMOUNT AT WHICH CARRIED
                                        PARTNERSHIP (A)           TO ACQUISITION                AT CLOSE OF PERIOD (B)
                                 -----------------------------    --------------    --------------------------------------------
                                    LAND AND       BUILDINGS        LAND AND            LAND AND      BUILDINGS
                                    LEASEHOLD        AND          BUILDINGS AND        LEASEHOLD         AND
               ENCUMBRANCE(C)       INTEREST      IMPROVEMENTS   IMPROVEMENTS(F)        INTEREST     IMPROVEMENTS      TOTAL (G)
               --------------      -----------    ------------   ---------------       ----------    ------------    -----------
APARTMENT
 BUILDINGS:
 Thornton,
  Colorado
  (Phase I). .    $ 7,035,000          889,875       6,600,075          152,582           889,875       6,752,657      7,642,532
 Thornton,
  Colorado
  (Phase II) .      8,566,458          880,000       7,479,122          (10,834)          880,000       7,468,288      8,348,288
 Stockton,
  California
  (E). . . . .      6,500,000          786,961       7,082,651           62,022           786,961       7,144,673      7,931,634
OFFICE
 BUILDINGS:
 Shreveport,
  Louisiana
  (D). . . . .     21,815,804        2,036,886      27,933,752        4,245,381         2,036,886      32,179,133     34,216,019
 Los Angeles,
  California
  (D). . . . .     41,500,130        2,449,356      60,122,288       (5,857,692)        2,094,674      54,619,278     56,713,952
SHOPPING MALL:
 Joliet,
  Illinois . .     23,257,386        4,100,414      35,752,871        7,042,518         4,100,414      42,795,389     46,895,803
                 ------------       ----------     -----------      -----------        ----------     -----------    -----------

    Total. . .   $108,674,778       11,143,492     144,970,759        5,633,977        10,788,810     150,959,418    161,748,228
                 ============       ==========     ===========      ===========        ==========     ===========    ===========

                                                                                                        SCHEDULE III - CONTINUED
                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                           (A LIMITED PARTNERSHIP)
                                                          AND CONSOLIDATED VENTURES
                                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1994
                                                                                       LIFE ON WHICH
                                                                                       DEPRECIATION
                                                                                        IN LATEST
                                                                                       STATEMENT OF           1994
                                 ACCUMULATED              DATE OF          DATE         OPERATIONS        REAL ESTATE
                                DEPRECIATION(H)        CONSTRUCTION      ACQUIRED      IS COMPUTED           TAXES
                               ----------------        ------------     ----------   ---------------      -----------
APARTMENT BUILDINGS:
 Thornton, Colorado
 (Phase I) . . . . . . . . .        $ 2,709,339            1984            8/15/84        5-30 years          105,576
 Thornton, Colorado
 (Phase II). . . . . . . . .          2,247,984            1985           12/18/87        5-30 years          102,379
 Stockton, California
 (E) . . . . . . . . . . . .          2,587,312            1984            10/2/84        5-30 years           89,059
OFFICE BUILDINGS:
 Shreveport, Louisiana
 (D) . . . . . . . . . . . .         11,124,573            1983           11/14/84        5-30 years          253,664
 Los Angeles,
  California (D) . . . . . .         18,632,643            1984            11/7/85        5-30 years          715,083
SHOPPING MALL:
 Joliet, Illinois. . . . . .         12,129,153            1978            7/31/85        5-30 years          550,920
                                    -----------                                                             ---------
     Total . . . . . . . . .        $49,431,004                                                             1,816,681
                                    ===========                                                             =========

Notes:
     (A)  The initial cost represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was
$96,528,582.
     (C)  Amounts disclosed exclude current accrued and deferred interest.
     (D)  Property operated under ground lease; see Note 8.
     (E)  Property owned and operated by joint venture; see Note 3.
     (F)  Includes provision for value impairment at Wilshire Bundy of $9,495,459 recorded June 30, 1992.  See Note 1 for further discussion.

                                                                                                     SCHEDULE III - CONTINUED
                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                           (A LIMITED PARTNERSHIP)
                                                          AND CONSOLIDATED VENTURES
                                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1994



(G)  Reconciliation of real estate owned:

                                                                 1994                 1993                  1992
                                                             ------------         ------------         ------------
      Balance at beginning of period . . . . . . . . . .     $158,345,396          194,946,080          203,967,740
      Additions during period. . . . . . . . . . . . . .        3,402,832              525,771              473,799
      Disposals during period. . . . . . . . . . . . . .            --             (37,126,455)               --
      Provision for value impairment . . . . . . . . . .            --                   --              (9,495,459)
      Revaluation of land leasehold. . . . . . . . . . .            --                   --                   --
                                                             ------------         ------------         ------------
      Balance at end of period . . . . . . . . . . . . .     $161,748,228          158,345,396          194,946,080
                                                             ============         ============         ============

(H)   Reconciliation of accumulated depreciation:
      Balance at beginning of period . . . . . . . . . .     $ 44,635,592           49,123,417           42,995,860
      Depreciation expense . . . . . . . . . . . . . . .        4,795,412            5,701,647            6,127,557
      Disposals. . . . . . . . . . . . . . . . . . . . .            --             (10,189,472)               --
                                                             ------------         ------------         ------------
      Balance at end of period . . . . . . . . . . . . .     $ 49,431,004           44,635,592           49,123,417
                                                             ============         ============         ============





                       INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV:

     We have audited the combined financial statements of Certain Unconsolidated Ventures of Carlyle Real Estate Limited Partnership-XIV (the Partnership) (Note 1) as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index.
These combined financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to report on these combined financial statements and the financial statement schedule based on the results of our audits.

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

     In our opinion, the 1992 combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Certain Unconsolidated Ventures of the Partnership for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

     As discussed in Note 3(c) of the Partnership's notes to the consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, beginning July 1, 1993, JMB/NYC Office Building Associates, L.P. (JMB/NYC) was in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The disputed interest aggregated $52,550,000 and $20,521,000 for the years ended December 31, 1994 and 1993, respectively, and has not been included in mortgage and other interest for 1994 or 1993 in the accompanying combined financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing for interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC. However, as discussed in Note 2 of the combined financial statements, there are no assurances that the Agreement will be finalized and become effective. The ultimate outcome of this uncertainty cannot presently be determined.

     The accompanying financial statements and financial statement schedule have been prepared assuming that the ventures comprising Certain
Unconsolidated Ventures of the Partnership will continue as going concerns.

As discussed in Note 3(c) of the Partnership's notes to consolidated financial statements incorporated by reference in Note 2 of the combined financial statements, certain of JMB/NYC's investments in real estate joint ventures have suffered recurring losses from operations and expect to incur cash flow deficits in the future. Such deficits may be impacted by the resolution of the matter referred to above. JMB/NYC's interest in each of the real estate joint ventures is pledged to secure its obligations under the joint venture agreements, including its obligation to fund possible cash flow deficits incurred by the real estate ventures commencing July 1, 1993. There can be no assurance that either the unaffiliated venture





partners or JMB/NYC will be able to fund possible cash flow deficits in the future. Also, as described in Note 2 of the combined financial statements, the holder of the first mortgage loan alleged certain defaults under the loan agreements. Further, JMB/NYC and the unaffiliated venture partners in the real estate ventures have agreed to file, for each of the real estate joint ventures, a prearranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur in 1995. These circumstances raise substantial doubt about JMB/NYC's and its real estate joint ventures' ability to continue as going concerns. The General Partners' plans in regard to these matters are also described in
Note 3(c) of the Partnership's notes to the consolidated financial statements. The combined financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

     Additionally, as discussed in Notes 1, 2, and 3 of notes to the combined financial statements, the mortgage loan secured by the property owned by the South Tower venture matured in December 1994. The South Tower venture has entered into a forbearance agreement with the mortgage lender through April 1, 1995 whereby the lender has agreed not to proceed with default remedies. In the event the South Tower venture is not successful in extending or refinancing the mortgage loan, the Partnership and its venture partners may be unable or unwilling to commit additional amounts to South Tower. These circumstances could result in the Partnership no longer having an ownership in South Tower and raise substantial doubt about South Tower venture's ability to retain its ownership in the property and continue as a going concern. The General Partners' plans with regard to this matter are also described in Note 3(g) of the Partnership's notes to consolidated financial statements, incorporated by reference in Note 2 and 3 of the combined financial statements. The accompanying combined financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

     Because of the significance of the uncertainties discussed in the preceding three paragraphs, we are unable to express, and we do not express, an opinion on the accompanying 1994 and 1993 combined financial statements and 1994 financial statement schedule.




                                          KPMG Peat Marwick LLP



Chicago, Illinois
March 27, 1995

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          CERTAIN UNCONSOLIDATED VENTURES

                                              COMBINED BALANCE SHEETS
                                            DECEMBER 31, 1994 AND 1993



                                                      ASSETS
                                                      ------

                                                                              1994               1993
                                                                          --------------    --------------
Current assets:
  Cash (including amounts held by property manager) (note 1) . . . . . .  $    1,529,078         1,287,362
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,929,599        11,638,258
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . .           --            2,862,784
  Rents and other receivables (net of allowance for doubtful accounts of $8,167,305 and $5,777,252 at December 31, 1994
    and 1993, respectively). . . . . . . . . . . . . . . . . . . . . . .       4,068,623         3,887,742
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,949,400         1,331,457
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,553,812         1,508,043
  Tenant notes receivable. . . . . . . . . . . . . . . . . . . . . . . .         969,535         1,188,252
  Due from the O&Y affiliates (net of allowance for uncollecti-
    bility of $13,608,787 and $11,946,284 at December 31,
    1994 and 1993, respectively) (note 1). . . . . . . . . . . . . . . .           --                --
                                                                          --------------    --------------
          Total current assets . . . . . . . . . . . . . . . . . . . . .      50,000,047        23,703,898
                                                                          --------------    --------------

Investment properties (notes 1, 2, 3 and 4) - Schedule III:
    Land and leasehold interest. . . . . . . . . . . . . . . . . . . . .     196,326,359       196,326,359
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . .   1,211,838,899     1,209,233,415
                                                                          --------------    --------------
                                                                           1,408,165,258     1,405,559,774
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .    (506,534,332)     (468,502,205)
                                                                          --------------    --------------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . .     901,630,926       937,057,569
                                                                          --------------    --------------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . .      16,763,865        16,901,549
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . .      57,714,529        55,220,022
                                                                          --------------    --------------

                                                                          $1,026,109,367     1,032,883,038
                                                                          ==============    ==============
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          CERTAIN UNCONSOLIDATED VENTURES

                                        COMBINED BALANCE SHEETS - CONTINUED


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                              1994               1993
                                                                          --------------    --------------
Current liabilities:
  Mortgage debt - in default (note 3). . . . . . . . . . . . . . . . . . $ 1,111,408,477     1,121,518,395
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .       9,712,996         6,767,627
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,557,267         5,384,407
  Tenant allowance payable . . . . . . . . . . . . . . . . . . . . . . .       2,809,707         2,369,373
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,816,794         2,415,520
  Interest payable to the O&Y affiliates . . . . . . . . . . . . . . . .       1,570,237         4,570,237
                                                                          --------------    --------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .   1,145,875,478     1,143,025,559
Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,704,669             --
Notes payable (notes 3 and 5). . . . . . . . . . . . . . . . . . . . . .      34,158,225        34,158,225
Deferred interest payable (notes 3 and 5). . . . . . . . . . . . . . . .      93,853,559        78,605,523
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .       1,506,368         1,660,303
Lease take-back obligation . . . . . . . . . . . . . . . . . . . . . . .         982,077         1,440,327
                                                                          --------------    --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .   1,296,080,377     1,258,889,937
Partners' capital accounts (deficits) (note 2):
  Carlyle-XIV:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .     134,594,010       134,594,010
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .    (262,630,707)     (249,414,648)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .     (33,914,823)      (31,800,823)
                                                                          --------------    --------------
                                                                            (161,951,520)     (146,621,461)
                                                                          --------------    --------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .     720,086,398       719,615,922
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .    (706,478,958)     (682,670,430)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .    (121,626,929)     (116,330,930)
                                                                          --------------    --------------
                                                                            (108,019,489)      (79,385,438)
                                                                          --------------    --------------
          Total partners' capital accounts . . . . . . . . . . . . . . .    (269,971,009)     (226,006,899)
                                                                          --------------    --------------
Commitments and contingencies (notes 1 and 2)
                                                                          $1,026,109,367     1,032,883,038
                                                                          ==============    ==============

                             See accompanying notes to combined financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          CERTAIN UNCONSOLIDATED VENTURES

                                   COMBINED STATEMENTS OF OPERATIONS (DEFICITS)

                                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                               1994             1993              1992
                                                          -------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .    $ 193,635,899      212,541,476       221,692,502
  Interest income. . . . . . . . . . . . . . . . . . .          409,425          535,618           538,202
                                                          -------------     ------------      ------------

                                                            194,045,324      213,077,094       222,230,704
                                                          -------------     ------------      ------------

Expenses:
  Mortgage and other interest (notes 3 and 5). . . . .      106,643,807      111,864,613       104,279,237
  Property operating expenses. . . . . . . . . . . . .       75,714,397       79,342,161        80,843,762
  Depreciation . . . . . . . . . . . . . . . . . . . .       38,032,127       48,668,505        52,579,883
  Amortization of deferred expenses. . . . . . . . . .        2,916,084        3,129,098         3,462,448
  Professional services. . . . . . . . . . . . . . . .        2,491,222        2,314,088         1,286,443
  Provision for value impairment (note 1). . . . . . .            --         260,107,431        51,423,084
  Provision for doubtful accounts (note 1) . . . . . .        5,272,274       23,497,333           803,717
  Loss on disposal of fixed assets (note 2). . . . . .            --             905,466             --
                                                          -------------     ------------      ------------

                                                            231,069,911      529,828,695       294,678,574
                                                          -------------     ------------      ------------

          Net loss . . . . . . . . . . . . . . . . . .    $  37,024,587      316,751,601        72,447,870
                                                          =============     ============      ============










                             See accompanying notes to combined financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          CERTAIN UNCONSOLIDATED VENTURES

                           COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                                                                    VENTURE
                                                                               CARLYLE-XIV          PARTNERS
                                                                              -------------        -----------

Balance at December 31, 1991 . . . . . . . . . . . . . . . . . . . . . .      $ (72,509,603)       254,364,195

Cash contributions . . . . . . . . . . . . . . . . . . . . . . . . . . .             71,000         15,107,109
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15,919,267)       (56,528,603)
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .           (619,150)       (25,584,752)
                                                                              -------------       ------------

Balance at December 31, 1992 . . . . . . . . . . . . . . . . . . . . . .        (88,977,020)       187,357,949

Cash contributions . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,000          1,111,010
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (56,954,441)      (259,797,160)
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .           (700,000)        (8,057,237)
                                                                              -------------       ------------

Balance at December 31, 1993 . . . . . . . . . . . . . . . . . . . . . .       (146,621,461)       (79,385,438)

Cash contributions . . . . . . . . . . . . . . . . . . . . . . . . . . .              --               470,476
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,216,059)       (23,808,528)
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,114,000)        (5,295,999)
                                                                              -------------       ------------

Balance at December 31, 1994 . . . . . . . . . . . . . . . . . . . . . .      $(161,951,520)      (108,019,489)
                                                                              =============       ============







                             See accompanying notes to combined financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          CERTAIN UNCONSOLIDATED VENTURES

                                         COMBINED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                               1994              1993              1992
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . .     $(37,024,587)    (316,751,601)      (72,447,870)
  Items not requiring (providing) cash:
      Depreciation . . . . . . . . . . . . . . . . . .       38,032,127       48,668,505        52,579,883
      Amortization of deferred expenses. . . . . . . .        2,916,084        3,129,098         3,462,448
      Write-off of tenant allowances payable . . . . .       (1,337,328)           --                --
      Accrued rents receivable . . . . . . . . . . . .       (2,494,507)          84,844         2,441,156
      Loss on disposal of fixed assets . . . . . . . .            --             905,466             --
      Provision for doubtful accounts. . . . . . . . .        5,272,274       23,497,333           803,717
      Provision for value impairment . . . . . . . . .            --         260,107,431        51,423,084
  Changes in:
    Rents and other receivables. . . . . . . . . . . .       (3,790,652)      (3,377,286)       (1,964,903)
    Prepaid expenses . . . . . . . . . . . . . . . . .      (13,617,943)        (373,110)         (137,626)
    Escrow deposits. . . . . . . . . . . . . . . . . .       (3,045,769)         (24,494)          (11,376)
    Tenant notes receivable. . . . . . . . . . . . . .          218,717          354,079           (64,177)
    Accounts payable and accrued expenses. . . . . . .        2,945,369       (1,495,849)        1,628,002
    Accrued interest . . . . . . . . . . . . . . . . .          172,860          (50,248)       (4,545,929)
    Tenant security deposits . . . . . . . . . . . . .         (153,935)         143,273            11,376
    Interest payable to the O&Y affiliates . . . . . .       (3,000,000)       4,570,237        (1,171,214)
    Deferred interest payable. . . . . . . . . . . . .       15,248,036       13,431,777        11,831,859
    Unearned rent. . . . . . . . . . . . . . . . . . .       32,105,943          (99,732)       (1,236,104)
    Other liabilities. . . . . . . . . . . . . . . . .         (458,250)       1,440,327             --
                                                            -----------     ------------       -----------
              Net cash provided by
                operating activities . . . . . . . . .       31,988,439       34,160,050        42,602,326
                                                            -----------     ------------       -----------

Cash flows from investing activities:
  Restricted funds . . . . . . . . . . . . . . . . . .      (12,291,341)     (11,638,258)            --
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . .        2,862,784         (665,608)        1,327,824
  Additions to investment properties,
    net of tenant allowance payable. . . . . . . . . .         (827,822)      (4,304,526)       (5,826,028)
  Payment of deferred expenses . . . . . . . . . . . .       (2,778,400)      (3,256,357)       (3,525,189)
                                                            -----------     ------------       -----------
              Net cash used in investing activities. .      (13,034,779)     (19,864,749)       (8,023,393)
                                                            -----------     ------------       -----------
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          CERTAIN UNCONSOLIDATED VENTURES

                                   COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                               1994              1993              1992
                                                           ------------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . .      (10,109,918)      (9,063,859)       (8,089,917)
  Capital contributed to ventures. . . . . . . . . . .          470,476        1,121,010        15,178,109
  Advances to the O&Y affiliates . . . . . . . . . . .       (1,662,503)      (1,176,224)      (10,770,060)
  Distributions to partners. . . . . . . . . . . . . .       (7,409,999)      (8,757,237)      (26,203,902)
                                                           ------------     ------------       -----------

              Net cash used in financing activities. .      (18,711,944)     (17,876,310)      (29,885,770)
                                                           ------------     ------------       -----------

              Net increase (decrease) in cash. . . . .          241,716       (3,581,009)        4,693,163

              Cash and cash equivalents,
                beginning of year. . . . . . . . . . .        1,287,362        4,868,371           175,208
                                                           ------------     ------------       -----------
              Cash and cash equivalents,
                end of year. . . . . . . . . . . . . .     $  1,529,078        1,287,362         4,868,371
                                                           ============     ============       ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest. . . . .     $ 94,172,911       93,912,847        96,993,307
                                                           ============     ============       ===========
    Non-cash investing and financing activities:
      Retirement of investment property. . . . . . . .     $      --           3,240,368         1,469,160
      Write-off of related accumulated
        depreciation . . . . . . . . . . . . . . . . .            --          (2,334,902)            --
                                                           ------------     ------------       -----------

      Loss on disposal of fixed assets . . . . . . . .     $      --             905,466         1,469,160
                                                           ============     ============       ===========









                             See accompanying notes to combined financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                      CERTAIN UNCONSOLIDATED VENTURES

                  NOTES TO COMBINED FINANCIAL STATEMENTS

                     DECEMBER 31, 1994, 1993 AND 1992


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of certain unconsolidated joint ventures in which Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") or Carlyle-XIV Associates, L.P. owns a direct interest. Also included are the accounts of those joint venture partnerships (underlying ventures) in which Carlyle-XIV owns an indirect interest through one of these unconsolidated joint ventures. The entities (the "Combined Ventures") included in the combined financial statements are as follows:

    1.  JMB/NYC Office Building Associates, L.P. ("JMB/NYC") (a)

         -237 Park Avenue Associates (b)               }  (together
         -1290 Associates (b)                          }   "Three Joint
         -2 Broadway Associates                        }    Ventures")
         -2 Broadway Land Company (b)                  }

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

     Although certain leases of the Combined Ventures provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease the Combined Ventures accrue rental income for the full period of occupancy on a straight-line basis. Such amounts are primarily reflected in accrued rents receivable in the accompanying balance sheets. Straight-line rental income (reduction) was $2,494,507, ($7,759,263) and ($2,441,156) for the years ended
December 31, 1994, 1993 and 1992, respectively.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Provisions for value impairment (as discussed below) are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     The mortgage note secured by Wells Fargo Center matured December 1, 1994. The Partnership and the joint venture have been in discussions with the lender of the mortgage note regarding an extension. There is no assurance that the venture will be able to obtain such an extension. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in 1998, the venture may then decide not to commit any significant additional amounts to the property. This may result in the venture no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. As a matter of prudent accounting practice, the South Tower Venture recorded a provision for value impairment of $67,479,871 as of August 31, 1993, to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt.

     In conjunction with the negotiations with representatives of the first mortgage lender regarding a loan restructuring, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Such reserved amounts, of approximately $23,930,000 in the aggregate and $11,638,000 at December 31, 1994 and 1993, respectively, are classified as restricted funds in the accompanying combined balance sheet.

     As more fully discussed in Note 3(c) of Carlyle-XIV financial statements filed with this annual report, due to the potential sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, the 2 Broadway venture made a provision for value impairment on such investment property of $192,627,560 during 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                      CERTAIN UNCONSOLIDATED VENTURES

            NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including related accrued interest.

     In response to persistent operating deficits and vacancy levels at the 2 Broadway Building and due to the uncertainty of the 2 Broadway joint ventures' ability to recover the net carrying value of the investment property through future operations and sale, the 2 Broadway joint ventures made a provision for value impairment on such investment property of $38,689,928 in 1990. Such provision was recorded to effectively reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing allocated to the joint ventures and their property and was allocated to the unaffiliated venture partners in accordance with the terms of the venture agreement (see notes 3 and 5).

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

     Amounts due from the Olympia & York affiliates aggregated $13,608,787 and $11,946,284, respectively, at December 31, 1994 and 1993. Due to the financial difficulties of O&Y and its affiliates, as more fully discussed in Note 2 of JMB Manhattan filed with this annual report, and the resulting uncertainty of collectibility of these amounts from the Olympia & York affiliates, JMB/NYC has recorded a provision for doubtful accounts at December 31, 1994 and 1993 for the full receivable amount, $13,608,787 and $11,946,284, respectively, which is reflected in the accompanying combined financial statements.

     Amounts due from the Olympia & York affiliates aggregated $13,608,787 and $11,946,284, respectively, at December 31, 1994 and 1993. Due to the financial difficulties of O&Y and its affiliates, as more fully discussed in Note 3(c) of Carlyle-XIV filed with this annual report, and the resulting uncertainty of collectibility of these amounts from the Olympia & York affiliates, JMB/NYC has recorded a provision for doubtful accounts at December 31, 1994 for the full receivable amount $13,608,787 at December 31, 1994 and 1993, which is reflected in the accompanying combined financial statements.

     Due to the uncertainty of collectibility of amounts due from certain tenants at the Three Joint Venture investment properties, a provision for doubtful accounts of $3,609,771, $11,551,048 and $803,717 at December 31,
1994, 1993 and 1992, respectively, is reflected in the accompanying combined financial statements.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1994 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Combined

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                      CERTAIN UNCONSOLIDATED VENTURES

            NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


Ventures believe the carrying amount of their financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. SFAS 107 states that quoted market prices are the best evidence of the SFAS 107 value of financial instruments, even for instruments traded only in thin markets. The Three Joint Ventures' first mortgage loan is evidenced by certain bonds which are traded in extremely thin markets. As of December 31, 1994 and through the date of this report, a limited number of bonds have been sold and purchased in transactions arranged by brokers for amounts ranging from approximately $.58 to $.60 on the dollar. Assuming a rate of $.58 on the dollar, the implied SFAS 107 value of the bonds (with an aggregate carrying balance of $913,398,422 in the accompanying Combined Financial Statements) would be approximately $530,000,000. Due to the significant discount at which the bonds are currently trading, the SFAS 107 value of the JMB/NYC non-recourse promissory notes payable and related deferred interest (aggregating $128,011,784), which are effectively subordinated in payment to the bonds, would be at a discount significantly greater than that at which the bonds are currently traded. The South Tower debt, with a carrying balance of $198,477,197, has been calculated to have an SFAS 107 value of $201,181,435 by discounting the scheduled loan payments to maturity. Due to, among other things, the likely inability to obtain comparable financing under current market conditions and property specific competitive conditions, and the unresolved issues with venture partners as well as the alleged defaults on the Three Joint Ventures' first mortgage loan, the Combined Ventures would likely be unable to refinance these properties to obtain such calculated debt amounts reported (see notes 3 and 5.) The Combined Ventures have no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.

     Certain amounts in the 1993 and 1992 combined financial statements have been restated to conform with the 1994 presentation.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements and certain other information relating to the ventures is contained in Notes 3(c) and 3(g) to the consolidated financial statements. Such note, as it relates to the JMB/NYC and South Tower ventures, is incorporated herein by reference.


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1994 and
1993:
                                           1994              1993
                                       ------------      ------------
First mortgage loan bearing
 interest at the short-term
 U.S. Treasury obligation note
 rate plus 1-3/4% with a minimum
 rate on the loan of 7% per annum;
 allocated among and cross-
 collaterally secured by the
 237 Park Avenue Building, 1290
 Avenue of the Americas Building,
 2 Broadway Land and 2 Broadway
 Building; payments of principal
 and interest based upon a 30-year

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                      CERTAIN UNCONSOLIDATED VENTURES

            NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


                                           1994               1993
                                       ------------      ------------
 amortization schedule are due
 monthly, however, commencing on a
 date six months following the
 attainment of a certain level
 of annualized cash flow, any
 interest in excess of 12% per
 annum may be accrued, to the
 extent that monthly cash flow
 is insufficient to pay the full
 monthly debt service, by adding
 such deferred amount to the
 outstanding balance of the loan;
 the loan is in alleged default
 at December 31, 1994 and 1993
 (Reference is made to Note 3(c)
 of Carlyle-XIV filed with this
 annual report as to the calculation
 of interest rate with reference
 to this first mortgage loan);
 the stated maturity of principal
 of $857,784,000 and accrued
 interest is March 1999. . . . . .     $913,398,422       923,041,198

13% mortgage note; secured by
 the Wells Fargo Center South
 Tower (in default); payable in
 monthly installments (including
 interest) of $2,190,000 until
 December 1994 when the remaining
 principal balance of $198,055,000
 was due . . . . . . . . . . . . .      198,010,055       198,477,197
                                     --------------     -------------
          Total debt . . . . . . .    1,111,408,477     1,121,518,395
          Less current portion
            of long-term debt. . .    1,111,408,477     1,121,518,395
                                     --------------     -------------
          Total long-term debt . .   $     --                   --
                                     ==============     =============

     The allocation of the first mortgage loan among the JMB/NYC joint ventures (which is non-recourse to the joint ventures) is as follows:

                                            1994              1993
                                       -------------      ------------

     237 Park Avenue Associates. .      $365,278,508       214,107,494
     1290 Associates . . . . . . .       548,119,914       453,194,197
     2 Broadway Land Company . . .            --            17,842,291
     2 Broadway Associates . . . .            --           237,897,216
                                        ------------       -----------
                                        $913,398,422       923,041,198
                                        ============       ===========

(4)  LEASES

     As Property Lessor

     At December 31, 1994, the properties in the combined group consisted of four office buildings. All leases relating to the properties are properly classified as operating leases; therefore, rental income is

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                      CERTAIN UNCONSOLIDATED VENTURES

            NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. Affiliates of the venture partners have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market. During 1993 and 1992, 2 Broadway Associates collected $4,781,158 and $6,069,444, respectively, of a total $13,340,601 bankruptcy claim against Drexel Burnham Lambert, a former tenant of the 2 Broadway Building and is included in rental income in the 1993 and 1992 accompanying combined income statements. All remaining claims against Drexel Burnham Lambert were sold during 1993.

     During the fourth quarter of 1994, JMB/NYC negotiated an amendment with a tenant at 1290 Avenue of the Americas, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the buildings leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (a tenant at 1290 Avenue of the Americas, which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from John Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space. JMB/NYC is amortizing the Deutsche Bank and John Blair lease termination fees over the remaining terms of the amended lease and leases with former subtenants, respectively.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                         JMB/NYC         South Tower         Total
                       ------------      -----------     -------------

1995 . . . . . .      $ 100,230,042       33,736,353       133,966,395
1996 . . . . . .         90,547,908       33,864,275       124,412,183
1997 . . . . . .         86,550,481       32,026,212       118,576,693
1998 . . . . . .         80,991,098       31,966,463       112,957,561
1999 . . . . . .         67,031,056       10,077,016        77,108,072
Thereafter . . .        332,342,740       60,921,494       393,264,234
                       ------------      -----------     -------------

                       $757,693,325      202,591,813       960,285,138
                       ============      ===========     =============

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                      CERTAIN UNCONSOLIDATED VENTURES

            NOTES TO COMBINED FINANCIAL STATEMENTS - CONCLUDED


(5)  NOTES PAYABLE

     Notes payable consist of the following at December 31, 1994 and 1993:

                                            1994               1993
                                         -----------        ----------
Promissory notes payable to an
 affiliate of the unaffiliated
 venture partners in the Three
 Joint Ventures, bearing interest
 at 12.75% per annum; cross-
 collaterally secured by JMB/NYC's
 interests in the Three Joint
 Ventures one of which is addi-
 tionally secured by $19,000,000 of
 distributable proceeds from two
 of the Three Joint Ventures;
 interest accrues and is deferred,
 compounded monthly, until
 December 31, 1991; monthly
 payments of accrued interest,
 based upon the level of distri-
 butions to JMB/NYC, thereafter
 until maturity; principal and
 accrued interest due March 20,
 1999.  Accrued deferred interest
 of $93,853,559 and $78,605,523
 is outstanding at December 31,
 1994 and 1993, respectively . . .       $34,158,225        34,158,225
                                         -----------        ----------
    Less current portion of
      notes payable. . . . . . . .            --                --
                                         -----------        ----------
    Long-term notes payable. . . .       $34,158,225        34,158,225
                                         ===========        ==========

     The allocation of the promissory notes and related deferred interest among the JMB/NYC joint ventures is as follows:

                                            1994               1993
                                        ------------       -----------

     237 Park Avenue Associates. .       $16,917,580        14,902,454
     1290 Associates . . . . . . .        36,570,561        32,214,484
     2 Broadway Land Company . . .         3,266,254         2,877,196
     2 Broadway Associates . . . .        71,257,389        62,769,614
                                        ------------       -----------

                                        $128,011,784       112,763,748
                                        ============       ===========

                                                                                                    SCHEDULE III
                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           CERTAIN UNCONSOLIDATED VENTURES
                                  COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 1994

                                                                COST
                                                            CAPITALIZED
                                   INITIAL COST TO          SUBSEQUENT TO         GROSS AMOUNT AT WHICH CARRIED
                             UNCONSOLIDATED VENTURES (A)     ACQUISITION              AT CLOSE OF PERIOD (B)
                            -----------------------------   -------------   ----------------------------------------
                                 LAND AND     BUILDINGS       BUILDINGS       LAND AND     BUILDINGS
                                 LEASEHOLD      AND             AND          LEASEHOLD        AND
              ENCUMBRANCE(C)     INTEREST    IMPROVEMENTS   IMPROVEMENTS      INTEREST    IMPROVEMENTS     TOTAL (E)
              --------------    -----------  ------------  --------------    ----------   ------------   -----------
OFFICE
 BUILDING:
 New York,
  New York
  (237 Park
  Avenue). . .$  365,278,508     79,653,996   226,634,894      1,296,500     79,653,996    227,931,394   307,585,390
 New York,
  New York
  (1290 Avenue
  of the
  Americas). .   548,119,914     90,952,993   556,434,718     (7,467,864)    84,285,719    555,634,128   639,919,847
 New York,
  New York
  (2 Broad-
  way) . . . .        --         26,421,677   378,445,199   (226,999,292)     4,858,599    173,008,985   177,867,584
 Los Angeles,
  California .   198,010,055     36,009,872   291,684,146    (44,901,581)    27,528,045    255,264,392   282,792,437
              --------------    ----------- -------------   ------------    -----------  ------------- -------------

     Total . .$1,111,408,477    233,038,538 1,453,198,957   (278,072,237)   196,326,359  1,211,838,899 1,408,165,258
              ==============    =========== =============   ============    ===========  ============= =============

                                                                                     SCHEDULE III - CONTINUED
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          CERTAIN UNCONSOLIDATED VENTURES
                                 COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1994

                                                                                  LIFE ON WHICH
                                                                                  DEPRECIATION
                                                                                   IN LATEST
                                                                                  STATEMENT OF         1994
                                ACCUMULATED          DATE OF         DATE          OPERATION       REAL ESTATE
                              DEPRECIATION(F)     CONSTRUCTION     ACQUIRED       IS COMPUTED         TAXES
                              ---------------     ------------    ----------    ---------------    -----------
OFFICE BUILDING:
 New York, New York
  (237 Park Avenue). . . . .     $78,638,559          1981           8/14/84         5-30 years      9,554,894
 New York, New York
  (1290 Avenue of
  the Americas). . . . . . .     208,466,699          1963           7/27/84         5-30 years     19,267,433
 New York, New York
  (2 Broadway) . . . . . . .     119,585,160          1959           8/14/84         5-30 years      8,137,451
 Los Angeles,
  California . . . . . . . .      99,843,914          1983           6/28/85         5-30 years      2,895,243
                                 ------------                                                       ----------

     Total . . . . . . . . .     $506,534,332                                                       39,855,021
                                 ============                                                       ==========

------------------

Notes:
        (A)  The initial cost to the Unconsolidated Joint Ventures or Underlying Joint Ventures represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was approximately $1,613,534,000.
        (C)  Reference is made to Note 5 of Combined Financial Statements for the current outstanding principal balances and a description of the notes payable (which are not included in the amounts stated above) secured by
JMB/NYC's interests in the Three Joint Ventures.
        (D)  Includes provision for value impairment at South Tower of $65,837,633 recorded December 31, 1993, 2
Broadway of $192,144,503 recorded December 31, 1993, 1290 Avenue of the Americas of $50,446,010 recorded September
30, 1992 and 2 Broadway of $38,689,928 recorded December 31, 1990.  See Note 1 of Notes to Combined Financial
Statements for further discussion.

                                                                                     SCHEDULE III - CONTINUED
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          CERTAIN UNCONSOLIDATED VENTURES
                                 COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1994


(E)   Reconciliation of real estate owned:

                                                               1994                1993                1992
                                                          --------------       -------------      -------------

      Balance at beginning of period . . . . . . . .      $1,405,559,774       1,663,662,295      1,710,905,674
      Additions during period. . . . . . . . . . . .           2,605,484           3,119,983          4,671,791
      Provision for value impairment . . . . . . . .               --           (257,992,136)       (50,446,010)
      Retirement during period . . . . . . . . . . .               --             (3,240,368)        (1,469,160)
                                                          --------------       -------------      -------------

      Balance at end of period . . . . . . . . . . .      $1,408,165,258       1,405,559,774      1,663,662,295
                                                          ==============       =============      =============

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . .      $  468,502,205         422,168,602        371,057,879
      Depreciation expense . . . . . . . . . . . . .          38,032,127          48,668,505         52,579,883
      Retirement during period . . . . . . . . . . .               --             (2,334,902)        (1,469,160)
                                                          --------------       -------------      -------------

      Balance at end of period . . . . . . . . . . .      $  506,534,332         468,502,205        422,168,602
                                                          ==============       =============      =============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of in or disagreements with accountants during 1993 or 1994.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. The outstanding shares of JMB are owned by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XIV, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner of the Partnership are as follows:

                                                           SERVED IN
NAME                       OFFICE                          OFFICE SINCE
----                       ------                          ------------

Judd D. Malkin             Chairman                        5/03/71
                           Director                        5/03/71
Neil G. Bluhm              President                       5/03/71
                           Director                        5/03/71
Burton E. Glazov           Director                        7/01/71
Stuart C. Nathan           Executive Vice President        5/08/79
                           Director                        3/14/73
A. Lee Sacks               Director                        5/09/88
John G. Schreiber          Director                        3/14/73
H. Rigel Barber            Chief Executive Officer         8/01/93
                           Executive Vice President        1/02/87

                                                           SERVED IN
NAME                       OFFICE                          OFFICE SINCE
----                       ------                          ------------

Glenn E. Emig              Executive Vice President        1/01/93
                           Chief Operating Officer         1/01/95
Jeffrey R. Rosenthal       Chief Financial Officer         8/01/93
Douglas H. Cameron         Executive Vice President        1/01/95
Gary Nickele               Executive Vice President        1/01/92
                           General Counsel                 2/27/84
Ira J. Schulman            Executive Vice President        6/01/88
Gailen J. Hull             Senior Vice President           6/01/88
Howard Kogen               Senior Vice President           1/02/86
                           Treasurer                       1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"),JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are partners in the Associate General Partner and also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) has been associated with JMB since April, 1977. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets-Property Sales from June 1990. He holds a Masters degree in Business Administration from the University of Southern California in 1974.

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

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1994, 1993 and 1992, the General Partners received distributions of $0, $0 and $0, respectively, and the Corporate General Partner received management fees of $0, $0 and $0, respectively.

     Affiliates of the Corporate General Partner provided property management services during 1994 for eleven investment properties. In 1994 such affiliates earned property management and leasing fees amounting to $2,088,404 for such services, of which $1,957,396 was unpaid as of December 31, 1994. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1994 aggregating $64,214 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $298,575, of which $4,996 was unpaid at December 31, 1994. Additionally, the General Partners are also entitled to reimbursements for legal and accounting services.
Such costs for 1994 were $14,185, all of which were paid as of December 31, 1994.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, as described in Item 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner and its officers and directors own the following Interests of the
Partnership:

                         NAME OF                              AMOUNT AND NATURE
                         BENEFICIAL                           OF BENEFICIAL                          PERCENT
TITLE OF CLASS           OWNER                                OWNERSHIP                              OF CLASS
--------------           ----------                           -----------------                      --------
Limited Partnership
 Interests               JMB Realty Corporation               5 Interests (1)                        Less than 1%
                                                              indirectly

Limited Partnership
 Interests               Corporate General Partner            16.9 Interests (1) (2)                 Less than 1%
                         and its officers and
                         directors as a group


     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     (2)  Includes 11.9 Interests owned by officers or their relatives for which each officer has investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent data result in a change in control of the Partnership.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General
Partners, the executive officers and directors of the Corporate General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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



                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             (1) Financial Statements (See Index to Financial Statements filed with this annual report).

             (2)   Exhibits.

                   3-A.*    Amended and Restated Agreement of Limited
Partnership.

                   3-B.*    Assignment Agreement by and among the
Partnership, the General Partners and the Initial Limited Partner.

                   4-A.     Long-term debt documents relating to the first
mortgage loan secured by the Wilshire Bundy Plaza in Los Angeles, California are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated February 19, 1986.

                   4-B.     Long-term debt documents relating to the first
mortgage loan secured by the 2 Broadway, 1290 Avenue of the Americas and 237 Park Avenue Buildings are hereby incorporated by reference to the Partnership's Post-Effective Amendment #1 to the Partnership's Registration Statement on Form S-11 (File No. 0-15962) dated June 4, 1984.

                   4-C.     Long-term debt documents relating to the first
mortgage loan secured by the Louisiana Tower in Shreveport, Louisiana are hereby incorporated by reference to the Partnership's Post-Effective Amendment #4 to the Partnership's Registration Statement on Form S-11 (File No. 0-15962) dated June 4, 1984.

                   4-D.     Long-term debt documents relating to the first
and second mortgage loans secured by the Louis Joliet Mall in Joliet, Illinois are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated August 1, 1985.

                   4-E.     Long-term debt documents relating to the
refinancing of the first mortgage loan secured by the 1090 Vermont office building in Washington, D.C., copies of which are filed herewith.

                   10-A.    Acquisition documents relating to the purchase
by the Partnership of the Wilshire Bundy Plaza in Los Angeles, California are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated February 19, 1986.

                   10-B.    Acquisition documents relating to the purchase
by the Partnership of an interest in the 1290 Avenue of the Americas Building in New York, New York are hereby incorporated by reference to the Partnership's Post-Effective Amendment #1 to the Partnership's Registration Statement on Form S-11 (File No. 0-15962) dated June 4, 1984.

                   10-C.    Acquisition documents relating to the purchase
by the Partnership of an interest in the 237 Park Avenue Building in New York, New York are hereby incorporated by reference to the Partnership's Post-Effective Amendment #1 to the Partnership's Registration Statement on Form S-11 (File No. 0-15962) dated June 4, 1984.

                   10-D.    Acquisition documents relating to the purchase
by the Partnership of an interest in the 2 Broadway Building in New York, New York are hereby incorporated by reference to the Partnership's Post-Effective Amendment #1 to the Partnership's Registration Statement on Form S-11 (File No. 0-15962) dated June 4, 1984.

                   10-E.    Acquisition documents relating to the purchase
by the Partnership of an interest in the Wells Fargo Center - IBM Tower in Los Angeles, California are hereby incorporated by reference to the Partnership's Post-Effective Amendment #5 to the Partnership's Registration Statement on Form S-11 (File No. 0-15962) dated June 4, 1984.

                   10-F.    Acquisition documents relating to the purchase
by the Partnership of an interest in the Louisiana Tower in Shreveport, Louisiana are hereby incorporated by reference to the Partnership's Post-Effective Amendment #2 to the Partnership's Registration Statement on Form S-11 (File No. 0-15962) dated June 4, 1984.

                   10-G.    Acquisition documents relating to the purchase
by the Partnership of the Louis Joliet Mall in Joliet, Illinois are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated August 1, 1985.

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

                   10-J. Agreement of Limited Partnership of Carlyle-XIV Associates, L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 14, 1993.

                   10-K     Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates, is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                   10-L.    Documents relating to the sale by the
Partnership of its interest in the Old Orchard Urban Venture are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-15962) for August 30, 1993, dated November 12, 1993.

                   10-M.    Amended and Restated Certificate of
Incorporation of Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No 0-15962) dated March 28, 1994.

                   10-N.    Amended and Restated Certificate of
Incorporation of Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                   10-O.    $1,200,000 demand note between Carlyle-XIV
Associates, L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                   10-P.    $1,200,000 demand note between Carlyle-XIV
Associates, L.P. and Carlyle Investors, Inc., is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                   10-Q.    Proposed Restructure of Two Broadway, 1290
Avenue of the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, a copy of which is filed herewith.

                   10-R.    Assumption Agreements dated October 14, 1994
made by 237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., copies of which are filed herewith.

                   10-S.    Assumption Agreements dated October 14, 1994
made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, copies of which are filed herewith.

                   10-T.    Lockbox and forbearance agreements related to
the mortgage note secured by the Wells Fargo Building, copies of which are filed herewith.

                   21.      List of Subsidiaries.

                   24.      Powers of Attorney.

                   27.      Financial Data Schedule.

--------------

* Previously filed as Exhibits 3-B, 3-C and 10-H to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act (File No. 0-15962) filed on March 30, 1993 and hereby incorporated herein by reference.

             Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

        (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

        No annual report for the year 1994 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and Director
                 Date:   March 27, 1995

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 27, 1995

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 27, 1995

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 27, 1995

                         JEFFREY R. ROSENTHAL*
                 By:     Jeffrey R. Rosenthal, Chief Financial Officer
                         Principal Financial Officer
                 Date:   March 27, 1995


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 27, 1995

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 27, 1995

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan, Executive Vice President
                           and Director
                 Date:   March 27, 1995

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 27, 1995

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

3-A.       Pages 8-18, 68-71, A-7 to A-12
           and A-14 to A-20 of Prospectus
           of the Partnership dated
           June 4, 1984                                Yes

3-B.       Amended and Restated Agreement of
           Limited Partnership                         Yes

3-C.       Assignment Agreement by and among
           the Partnership, the General Partners
           and the Initial Limited Partners is
           filed herewith                              Yes

4-A. -
  4-D.     Long-Term Debt Documents are hereby
           incorporated herein by reference            Yes

4-E.       Long-term debt documents relating
           to the refinancing of the first
           mortgage loan secured by the
           1090 Vermont Office Building
           in Washington, D.C.                         Yes

10-A -
  10-G.    Acquisition Documents are hereby
           incorporated herein by reference            Yes

10-H.      Agreement dated March 25, 1993
           between JMB/NYC and the Olympia
           & York affiliates                           Yes

10-I.      Settlement Agreement dated March 12,
           1993 between the Resolution Trust
           Corporation and Carlyle-XIV                 Yes

10-J.      Agreement of Limited Partnership
           of Carlyle-XIV Associates, L.P.             Yes

10-K.      Second Amended and Restated Articles
           of Partnership of JMB/NYC Office
           Building Associates                         Yes

10-L.      Documents relating to the sale by
           the Partnership of its interest
           in the Old Orchard Venture                  Yes

10-M.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIV
           Managers, Inc. (known as Carlyle
           Managers, Inc.)                             Yes

10-N.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIII
           Managers, Inc. (known as Carlyle
           Investors, Inc.)                            Yes

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                         EXHIBIT INDEX - CONTINUED


                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE        PAGE
                                              ------------        ----


10-O.      $1,200,000 demand note between
           Carlyle-XIV Associates, L.P. and
           Carlyle Managers, Inc.                      Yes

10-P.      $1,200,000 demand note between
           Carlyle-XIV Associates, L.P. and
           Carlyle Investors, Inc.                     Yes

10-Q.      Proposed Restructure of Two Broadway,
           1290 Avenue of the Americas and
           237 Park Avenue, New York, New York
           and Summary of Terms dated October
           14, 1994                                     No

10-R.      Assumption Agreements dated October
           14, 1994 made by 237 Park Avenue
           Associates and by 1290 Associates in
           favor and for the benefit of O&Y
           Equity Company, L.P., O&Y NY Building
           Corp. and JMB/NYC Office Building
           Associates, L.P.                             No

10-S.      Assumption Agreements dated October 14,
           1994 made by O&Y Equity Company, L.P.,
           and by O&Y NY Building Corp. and by
           JMB/NYC Office Building Associates, L.P.
           in favor and for the benefit of 2 Broadway
           Associates and 2 Broadway Land Company.      No

10-T.      Lockbox and forbearance agreements
           related to the mortgage note secured
           by the Wells Fargo Building.                 No


21.        List of Subsidiaries                         No

24.        Powers of Attorney                           No

27.        Financial Data Schedule                      No