Form 10-Q
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1995-05-15
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995            Commission file number 0-15962




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     30




PART II      OTHER INFORMATION


Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .     42

Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . . .     42

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     43

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     44



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $    428,667       18,165,563
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .         15,721,967        2,129,166
  Restricted funds (note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . . .            656,957          457,674
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $241,798 and $791,916 at
    March 31, 1995 and December 31, 1994, respectively). . . . . . . . . . . . . .            430,972          621,516
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             50,525          141,055
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             50,000          376,378
                                                                                         ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,339,088       21,891,352
                                                                                         ------------     ------------
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . .          9,018,934       10,788,810
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        136,933,047      150,959,418
                                                                                         ------------     ------------
                                                                                          145,951,981      161,748,228
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .         45,589,503       49,431,004
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .        100,362,478      112,317,224
                                                                                         ------------     ------------
Investment in unconsolidated ventures, at equity
  (notes 1, 2 and 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,320,791        8,864,503
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,396,105        2,776,163
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,153,162        1,226,212
                                                                                         ------------     ------------
                                                                                         $129,571,624      147,075,454
                                                                                         ============     ============

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED
                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt (notes 2(f), 4(b), 4(d) and 4(e)). . . . . . .       $ 86,167,237       94,880,985
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,212,684        4,048,221
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            740,391            --
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,648,085        2,575,385
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,329,515       11,640,409
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            948,604          810,997
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            207,573          625,079
                                                                                         ------------     ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        107,254,089      114,581,076
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            396,933          423,743
Investment in unconsolidated ventures, at
  equity (notes 1, 2 and 7). . . . . . . . . . . . . . . . . . . . . . . . . . . .        172,774,735      167,376,693
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            852,611        1,443,153
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .         18,693,025       25,794,970
                                                                                         ------------     ------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        299,971,393      309,619,635

Commitments and contingencies (notes 1, 2, 3, 4, 5 and 6)

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (20,517,931)     (20,281,012)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (1,316,336)      (1,235,319)
                                                                                         ------------     ------------
                                                                                          (21,833,267)     (21,515,331)
                                                                                         ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        351,746,836      351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (456,137,310)    (456,620,305)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (44,176,028)     (36,155,381)
                                                                                         ------------     ------------
                                                                                         (148,566,502)    (141,028,850)
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .       (170,399,769)    (162,544,181)
                                                                                         ------------     ------------
                                                                                         $129,571,624      147,075,454
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)
                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,358,014         5,515,839
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         318,166           204,458
                                                                                           -----------        ----------
                                                                                             4,676,180         5,720,297
                                                                                           -----------        ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,109,491         3,362,084
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,127,429         1,197,930
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,972,708         2,892,546
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         307,464           240,497
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         139,982           188,502
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         147,174            97,330
                                                                                           -----------        ----------
                                                                                             6,804,248         7,978,889
                                                                                           -----------        ----------
        Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,128,068)       (2,258,592)
Partnership's share of operations of unconsolidated
  ventures (notes 1, 2 and 7). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,851,254)       (4,009,109)
                                                                                           -----------        ----------
        Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,979,322)       (6,267,701)
Gain on sale of investment properties (note 4(a)). . . . . . . . . . . . . . . . . . .       6,638,774             --
                                                                                           -----------        ----------
        Net loss before extraordinary item . . . . . . . . . . . . . . . . . . . . . .      (1,340,548)       (6,267,701)
Extraordinary item (note 4(a)) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,586,624             --
                                                                                           -----------        ----------
        Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   246,076        (6,267,701)
                                                                                           ===========        ==========
                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------
        Net earnings (loss) per limited partnership interest
         (note 1):
          Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (19.10)           (15.00)
          Gain from sale of investment properties. . . . . . . . . . . . . . . . . . .           16.38             --
          Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.92             --
                                                                                           -----------        ----------
            Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      1.20            (15.00)
                                                                                           ===========        ==========

        Cash distributions per limited partnership
          interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     20.00             --
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    246,076        (6,267,701)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,127,429         1,197,930
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         139,982           188,502
    Amortization of deferred rental income . . . . . . . . . . . . . . . . . . . . . .           --               36,837
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . .          90,337           131,435
    Partnership's share of operations of unconsolidated ventures . . . . . . . . . . .       5,851,254         4,009,109
    Gain on sale of investment properties (note 4(a)). . . . . . . . . . . . . . . . .      (6,638,774)            --
    Extraordinary item (note 4(a)) . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,586,624)            --
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (199,283)        1,750,674
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         190,544             5,292
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          90,530           (57,480)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (37,500)          (61,151)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          73,050            99,680
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         164,463            67,381
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          72,700            39,104
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (417,506)         (561,369)
    Deferred interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         549,860           937,221
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,144,297        (1,737,455)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         137,607           370,732
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,950            13,896
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (590,542)           (4,148)
                                                                                          ------------       -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .       1,415,850           158,489
                                                                                          ------------       -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . . .     (13,592,801)       (3,365,801)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (194,573)         (215,525)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .          90,500         1,621,000
  Cash proceeds from sale of investment properties (note 4(a)) . . . . . . . . . . . .       2,795,768             --
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .           --             (317,000)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (59,787)         (133,383)
                                                                                          ------------       -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .     (10,960,893)       (2,410,709)
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (830,580)         (167,427)
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         740,391             --
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .         (81,017)            --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (8,020,647)            --
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .      (8,191,853)         (167,427)
                                                                                          ------------       -----------
        Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . .     (17,736,896)       (2,419,647)
        Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . .      18,165,563         2,830,985
                                                                                          ------------       -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $    428,667           411,338
                                                                                          ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $    234,660         4,030,882
                                                                                          ============       ===========
  Sale of investment properties (note 4(a)):
    Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . . . . . .    $ 17,925,768             --
    Principal balances due on mortgages payable. . . . . . . . . . . . . . . . . . . .     (15,130,000)            --
                                                                                          ------------       -----------
          Cash proceeds from sale of investment property,
            net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,795,768             --
                                                                                          ============       ===========

                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------

  Forgiveness of indebtedness - Brittany Downs Apartments - Phase II (note 4(a)):
    Balance due on long-term debt cancelled. . . . . . . . . . . . . . . . . . . . . .    $    495,310             --
    Accrued interest on long-term debt cancelled . . . . . . . . . . . . . . . . . . .       1,455,191             --
    Reduction of escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        (363,877)            --
                                                                                          ------------       -----------
          Extraordinary item due to forgiveness of indebtedness
            secured by Brittany Downs Apartments - Phase II. . . . . . . . . . . . . .    $  1,586,624             --
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report on Form 10-K (File No. 0-15962) filed on March 28, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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
                                  1995                         1994
                        ------------------------    -------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                      ------------     ---------     ----------    ---------
Net income
 (loss). . . . . . . .    $246,076     5,199,643     (6,267,701)     469,301
Net income
 (loss) per
 limited
 partnership
 interest. . . . . . .    $   1.20         12.97         (15.00)       (1.30)
                          ========    ==========     ==========   ==========

     The net income (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($172,862 and $18,160,234 at March 31, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. While a complete determination of the requirements to comply with the ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which have been accrued for and are included in accounts payable in the accompanying consolidated financial statements, will be approximately $3 million

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(2)   VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1995 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,607,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

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

     (b)  Orchard Associates

     The Partnership's interest in Old Orchard shopping center (through Orchard Associates and Old Orchard Urban Venture ("OOUV")) was sold in September 1993, as described below.

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

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV is also entitled to receive up to

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


an additional $4,300,000 based upon certain events (as defined), all of which was earned in 1993 and received in 1994. Upon receipt, OOUV distributed the $4,300,000 to the respective partners, based upon their precontribution percentage interests. OOUV may still earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

     Contemporaneously with the formation of the new limited partnership, OOUV redeemed Orchard Associates' ("Orchard") interest in OOUV for $56,689,747 (before closing costs and prorations). This transaction has resulted in Orchard having no ownership interest in the property as of the effective date of the redemption agreement.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, the distribution to OOUV of the $4,300,000 and the potential future distribution of $3,400,000 amounts as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000 as discussed above. Orchard distributed to each of the respective partners their fifty percent share ($1,702,082) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting and Federal income tax purposes in 1994. Upon receipt of all or a portion of the remaining contingent interest amounts, Orchard and the Partnership would expect to recognize additional gain for financial reporting and Federal income tax purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amounts will be received.

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

     JMB/NYC is a joint venture among Carlyle-XIV Associates, L.P., Property Partners, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. Effective March 25, 1993, the Partnership became a 40% shareholder of Carlyle Managers, Inc. Related to this investment, the Partnership has an obligation to fund $1,200,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying consolidated financial statements).

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In March 1993, JMB/NYC, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIV Associates, L.P. in exchange for its limited partnership interest in that partnership. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership became a 40% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund, on demand, $1,200,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 50%.

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

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Three Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed
discussion of each of these items is contained below.   As part of the
Agreements, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur during 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $162,150,566 as of March 31, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at March 31, 1995 and December 31, 1994. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $97,977,442 at March 31, 1995. During 1994 and through March 31, 1995, no payments were made on the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides, upon the sale of the 2 Broadway Building, for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be reallocated and will be payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

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

     Under the terms of the Three Joint Ventures' agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The Olympia & York affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate were fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at March 31, 1995 was approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the three months ended March 31, 1995 was $29,086,175. Based upon the amount of interest determined by JMB/NYC for the three months ended March 31, 1995, interest expense for the Three Joint Ventures was $17,466,639. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $84,690,965 (of which the Partnership's share is $19,690,649) for the period of July 1, 1993 through March 31, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     The Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81.5 million for 1290 Avenue of the Americas and $38.5 million for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactive effective May 1, 1994. Net proceeds available, if any, after repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures' Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

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

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make any additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $162,150,566 at March 31, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring. The restructuring, as proposed, would change the annual interest rate on the notes from a floating rate equal to 1.75% over the rate on the three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow would be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed, in the loan restructuring proposal discussed above, to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC, whose approval is incorporated into the Agreement. Furthermore, in the event of the filing of a prearranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway has been re-allocated to 237 Park Avenue and 1290 Avenue of the Americas. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration of JMB/NYC's acquisition of its interest in the Three Joint Ventures including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including accrued interest.

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

     (d)  JMB/Piper

     Under the terms of a modification agreement with the lender, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest on the mortgage notes secured by the Piper Jaffray Tower will accrue and be payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992, 1993 or 1994. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992 and 1993 totalled $923,362 and $1,390,910, respectively. During 1994, the excess cash flow generated under this agreement was $353,251 and was remitted to the lender in May 1995. On a monthly basis, the venture deposits the property management fee into an escrow account (including interest earned thereon) to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6) has agreed to defer receipt of its management fee until a later date. As of March 31, 1995, the manager has deferred approximately $2,518,000 ($2,357,000 of which represents fees deferred through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

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

     (e)  JMB/900

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partners assumed management responsibility for the 900 Third Avenue building as of August 1987 for a fee computed as a percentage of certain revenues. In December 1994, the affiliated property manager entered into a sub-management contract with an unaffiliated third party. Pursuant to the sub-management agreement, the unaffiliated property manager is managing the property.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership, C-XV and JMB/900, which has enabled the Partnership and C-XV to refile its previously asserted claims against the unaffiliated joint venture partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the unaffiliated venture partners' position in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. During April 1995, the Partnership deposited approximately $1,300,000 (representing cash flow generated by the property during the previous quarter (as defined)) into escrow under the terms of the loan extension. The agreement provides, however, that the joint venture can immediately repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension.

     (f)  South Tower

     The mortgage note secured by the South Tower Office Building in Los Angeles, California, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture has reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD and the IBM leases. During the first quarter, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture has been negotiating separate termination agreements with these tenants which provide for a combination of lump sum payments to be received by the joint venture upon execution of the termination agreements, as well as additional monthly payments to be received over a ten month period from one of these tenants. In the absence of an extension or refinancing of the notes, and due to the uncertainty that IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

     (g)  1090 Vermont

     Through 1993, the Partnership and joint venture partners had contributed a total of $4,076,000 ($2,038,000 by the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation.
The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. In 1993, the joint venture finalized a refinancing of the existing mortgage loan with a new loan in the amount of $17,750,000. The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture.

Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed in December 1993 as a partial return of the additional capital contributed. In addition to providing refinancing proceeds to the joint venture, the debt service payments due under the new loan are significantly lower than the payments due under the prior loan.

     As a result of the reduced debt service payments under the new loan, the property is currently producing cash flow for the joint venture. Consequently, the Partnership and joint venture partners received distributions totalling approximately $1.2 million since the effective date of the refinancing (the Partnership's share was approximately $600,000). Such distributions represented a partial return of the additional capital contributed.

     (h)  Mariners Pointe

     Under the terms of the joint venture agreement, the joint venture partner is obligated to contribute 22.3% of annual cash operating deficits.

The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by their interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution, however, the Partnership is currently negotiating with the joint venture partner to obtain their interest in the joint venture and receive certain amounts in satisfaction of their funding obligation. There can be no assurance that the Partnership will collect any or all of the amounts due from the joint venture partner in satisfaction of their funding obligation.

     The underlying mortgage note was originally scheduled to mature in October 1994. See note 4(c) regarding the extension of such loan.

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

     The joint venture partner's obligations to the Partnership were guaranteed by certain of the joint venture partner's principals. After filing a lawsuit against the joint venture partner and certain of the joint venture partner's principals, on April 3, 1992, the Partnership entered into a settlement agreement whereby the Partnership is scheduled to receive total payments of $4,075,000. The Partnership received $650,000 of this amount upon execution of the agreement. The remainder of the settlement amount is represented by a promissory note issued to the Partnership in the amount of $3,425,000. The note provides for monthly interest payments over a six-year period at interest rates which vary from 4.8613% to 5.3684% per annum. In addition, the note provides for annual principal payments of $400,000 due every April for five years with a final payment in the amount of $1,425,000 due on the sixth anniversary of the date of issuance of the note. Due to the uncertainty of collection of the remaining settlement amounts, settlement principal payments are reflected in other income only as collected. As of the date of this report, all scheduled principal and interest payments have been received. During the fourth quarter of 1994, the joint venture partner and its principals contacted the Partnership regarding a discounted prepayment of the note, however, no agreement for such prepayment has been reached.

     (b)  Brittany Downs Apartments Phase I and II

     A summary description of the sale is contained in note 4(a).


(4)  LONG-TERM DEBT

     (a)  Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II did not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership had been paying a reduced amount of debt service since November 1990. As a result, the Partnership was negotiating with the RTC to obtain a loan modification to reduce the property's required debt service payments. During the fourth quarter 1992, the RTC sold the Phase II mortgage loans. The new underlying lender had placed the Partnership in default for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest were classified as current liabilities in the accompanying consolidated financial statements at December 31, 1994. Based upon the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,645,310 as of December 31, 1994, was $1,455,200.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership had been marketing the two Phases together for sale. In this regard, on January 10, 1995, the Partnership sold the Brittany Downs Apartments Phase I and II to an unaffiliated third party. The sale price was $18,380,000 (before selling costs and prorations), of which $2,795,768 was received in cash at closing and $14,340,000 represented the purchaser's assumption of the underlying debt (net of a payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II). The sale resulted in a gain of $6,638,774 for financial reporting purposes and approximately $8,800,000 for Federal income tax reporting purposes in 1995. In addition, as a result of the payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II, the Partnership recognized an additional gain on forgiveness of indebtedness of $1,586,624 for financial reporting purposes and approximately $140,000 for Federal income tax reporting purposes in 1995, respectively.

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

     In 1990, the Partnership signed an agreement with the lender to provide additional debt restructuring in order to reduce current and anticipated deficits resulting from the termination of a major tenant's lease and costs associated with leasing. The terms of the agreement require debt service payments in an amount equal to the monthly cash flow generated by the property (before payment of property management fees) plus $100,000 per annum for a five-year period commencing with the January 1990 payment. The cash flow of the property is escrowed monthly and remitted to the lender annually on March 31. For calendar 1993, excess cash flows of $973,118 were deposited in escrow and included in the March 31, 1994 remittance to the lender of net annual cash flow (as defined). The difference between the above pay rate and the contract pay rate of 9% per annum on the principal balance will accrue at 9% per annum compounded monthly until maturity when the principal and accrued interest is due and payable. The existing modification period expired and the loan matured in January 1995. Accordingly, the principal balance of the property's underlying mortgage loan ($22,148,275) and related deferred interest ($6,338,386) has been classified as a current liability in the accompanying consolidated financial statements as of March 31, 1995. The Partnership decided that it would not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and commenced discussions with it to provide further modifications to the loan in order to eliminate a deficit funding obligation. The lender informed the Partnership that it was unwilling to provide further modifications to the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


loan. The lender is currently pursuing a course of significantly reducing its holdings in commercial real estate loans. The lender can achieve this through a sale of the loan or through obtaining title to the underlying real estate and subsequently selling it. The lender has informed the Partnership that it will pursue the latter method for divesting itself of this real estate investment. Under either scenario, however, the lender would receive significantly less than the full amount of its loan due to the depressed value of the property. The lender began foreclosure proceedings in October 1994. A receiver has been appointed for the property and a third party manager has been appointed to manage the property on the receiver's behalf. Accordingly, the cash balance at the property as well as the monthly excess cash flow held in escrow are classified as restricted funds in the accompanying consolidated balance sheets. Title to the property is expected to transfer to the lender in 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes in 1995 in connection with this transfer with no distributable proceeds.

     (c)  Mariners Pointe

     During the third quarter of 1994, the Partnership obtained a two year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at March 31, 1995 was 4.2% per annum for an interest rate of 6.95% per annum as of that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     (d)  Wilshire Bundy Plaza

     The Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs and earthquake repair costs (note 2(b)) over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. As of the date of this report, $2,495,532 of principal and interest is in arrears relating to this mortgage loan. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest has been classified as a current liability in the accompanying consolidated financial statements at March 31, 1995 and December 31, 1994. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     (e)  Louis Joliet Mall

     The second mortgage loan matures on September 1, 1995. In this regard, the Partnership is currently seeking replacement financing. Accordingly, the principal balance of the property's second mortgage loan ($10,000,000) and related deferred interest has been classified as a current liability in the accompanying consolidated financial statements at March 31, 1995 and December 31, 1994. There can be no assurance that the Partnership will be able to refinance the second mortgage loan upon its maturity.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (f)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture has reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on results from negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.


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

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distributions being made, the Limited Partners are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Limited Partners have received (i) cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment reduced by sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above. Accordingly, $1,742,000 of net sale proceeds have been deferred for the General Partners as of March 31, 1995.


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's consolidated ventures) to the Corporate General Partner and its affiliates as of March 31, 1995 and 1994 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     March 31,
                                          1995         1994            1995
                                        --------     -------        ----------
Property management
 and leasing fees. . . . . . . . .      $120,583     224,660           13,200
Insurance commissions
 (refunds) . . . . . . . . . . . .          --        (2,200)           --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . . . . .        10,463      64,579                7
                                        --------     -------           ------
                                        $131,046     287,039           13,207
                                        ========     =======           ======

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties. For the three months ended March 31, 1995 and fiscal 1994, such costs aggregated $98,256 and $214,504, respectively, all of which was paid as of March 31, 1995. All amounts deferred or currently due to the Corporate General Partner and its affiliates do not bear interest and are expected to be repaid in future periods.

     Reference is made to note 2(c) regarding the Partnership's obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of March 31, 1995, these obligations bore interest at 5.78% per annum and interest accrued on these obligations was $248,085.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its property management fees as more fully discussed in note 2(d). Such fees were approximately $2,357,000 at March 31, 1995.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the three months ended March 31, 1995 were approximately $2,900, all of which have been paid.

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is the property manager of the Wilshire Bundy Office Building, the Mariner's Pointe Apartments, and the Piper Jaffray Tower. In addition, the affiliated property manager entered into a sub-management agreement with the successor for the management of the 900 Third Avenue office building.

     The Louis Joliet Mall is managed by an affiliate of the Corporate General Partner for fees computed as a percentage of certain revenues.


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Orchard Associates (note 2(b)), JMB/NYC, JMB/Piper, JMB/Piper II, South Tower, JMB/900 and 1090 Vermont for the three months ended March 31, 1995 and 1994 are as follows:

                                                          1995          1994
                                                      ------------   ----------
  Total income from properties
    (unconsolidated) . . . . . . . . . . . . . . . .   $60,198,472   62,325,520
                                                       ===========   ==========
  Operating loss of ventures . . . . . . . . . . . .   $21,071,595   14,240,660
                                                       ===========   ==========
  Partnership's share of
    operating loss . . . . . . . . . . . . . . . . .   $ 5,783,038    4,009,109
                                                       ===========   ==========


(8)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $429,000. Such funds and short-term investments of approximately $15,722,000 are available for repayment of the temporary bank overdraft at March 31, 1995 of approximately $740,000, for distributions to partners and working capital requirements including the Partnership's potential funding obligations for cash operating deficits currently being incurred at the Mariner's Pointe Apartments and Louis Joliet Mall. In February 1995, the Partnership distributed $8,020,647 to the Limited Partners ($20 per limited partnership interest) and $81,017 to the General Partners out of proceeds from the sale or refinancing of certain investment properties. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $2,590,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $5,240,000. In addition, an estimated $3,000,000 (not included in the budgeted amounts) is expected to be needed to make structural modifications to the Wilshire Bundy office building to satisfy the requirements of a recently enacted City of Los Angeles ordinance. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon net cash generated by the Partnership's investment properties, debt modifications for certain of the Partnership's investment properties and the sale or refinancing of such investments. However, due to the property specific factors discussions below, the Partnership considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be significant sources of future long-term operational cash generated. Due to the above situations and the property specific concerns discussed below, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     As of March 31, 1995, the current portion of the long-term indebtedness of the Partnership and its consolidated ventures was approximately $86,167,237, including the entire indebtedness encumbering Louisiana Tower, Wilshire Bundy Plaza, the Partnership's interest in the Wells Fargo South Tower office building, and the second mortgage on Louis Joliet Mall. Reference is made to Notes 2(f), 4(b), 4(d) and 4(e).

     Piper Jaffray Tower

     At the Piper Jaffray Tower, occupancy decreased slightly to 97% during the quarter, down from 98% at the end of 1994.

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

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after payment of fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992 and 1993 totalled $923,362 and $1,390,910, respectively. During 1994, the excess cash flow generated under this agreement was $353,251 and was remitted to the lender during May 1995. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity.
On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see Note 6) has agreed to defer receipt of its management fee until a later date. As of March 31, 1995, the manager has deferred approximately $2,518,000 of management fees ($2,357,000 of which represents fees deferred through November 1994). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 2(d) for further discussion of this investment property.

     Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II did not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership has been paying a reduced amount of debt service since November 1990. The Partnership had been placed in default for failure to pay the required debt service.

     On January 10, 1995, the Partnership sold the Brittany Downs Apartments Phase I and II to an unaffiliated third party. The sale price was $18,380,000 (before selling costs and prorations), of which $2,795,768 was received in cash at closing and $14,340,000 represented the purchaser's assumption of the underlying debt (net of a payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II). The sale resulted in a gain of $6,638,774 for financial reporting purposes and approximately $8,800,000 for Federal income tax reporting purposes in 1995.

In addition, as a result of the payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II, the Partnership will recognize an additional gain on forgiveness of indebtedness of $1,586,624 for financial reporting purposes and approximately $140,000 for Federal income tax reporting purposes in 1995.

     JMB/NYC

     At the 2 Broadway Building, occupancy during the quarter remained at 18%. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next few years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current office market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building.

     Occupancy at 1290 Avenue of the Americas remained at 94% during the quarter. A new lease with Alex Brown (78,000 square feet or approximately 4% of the building's leasable space) was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Although approximately 21% of the building's space under tenant leases will expire by the end of 1995, negotiations are currently being conducted with a number of prospective tenants in the financial services industry to lease a significant portion of the current and anticipated vacant space. There can be no assurances that such negotiations will be successful. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur during 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $191,560,351 as of March 31, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC has had a dispute with the Olympia & York affiliates over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2 of Notes to Financial Statements. During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993.

Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level.
During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation for the period commencing July 1, 1993, contend that a 12-3/4% per annum fixed rate applies. The Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute.

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

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring.
The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow would be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed, in the loan restructuring proposal discussed above, to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC, whose approval is incorporated into the Agreement. Furthermore, in the event of the filing a pre-arranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was reallocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the purchase notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including accrued interest.

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

     1090 Vermont Avenue Building

     During the quarter, occupancy of this office building remained at 95%.

Through 1993, the Partnership and joint venture partners contributed a total of $4,076,000 ($2,038,000 by the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation. The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. In 1993, the joint venture finalized a refinancing of the existing mortgage loan with a new loan in the amount of $17,750,000. The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture. Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed to the venture partners in December 1993 as a partial return of the additional capital contributed. As a result of the reduced interest payments under the new loan, the property produced cash flow for the joint venture in 1994. Consequently, the Partnership and joint venture partners received distributions totaling approximately $1 million in 1994 (the Partnership's share was $500,000). Such distributions represent a partial return of the additional capital contributed.

     Old Orchard Shopping Center

     On September 2, 1993, effective August 30, 1993, Orchard Associates, in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each had a 50% interest, sold its interest in the Old Orchard Shopping Center. Reference is made to Note 2(b).

     Wilshire Bundy Plaza

     Occupancy at the Wilshire Bundy Plaza increased to 83% during the quarter, up from 80% at the end of 1994. From 1995 through 1996, approximately 59% of the building's square feet under tenant leases expires. Included in such expirations are Dun & Bradstreet (60,000 square feet or approximately 21% of the buildings leasable space) and Bozell, Jacobs, Kenyan & Eckhardt (51,000 square feet or approximately 18% of the building's leasable space) who have informed the Partnership that they will not be renewing their leases which expire in March 1995 and May 1996, respectively. In addition, several tenants have approached the Partnership seeking space and/or rent reductions. The Partnership is working with its existing tenants and aggressively seeking replacement tenants for current and future vacant space. The Brentwood office market (the competitive market for the building) is extremely competitive with a current vacancy rate of approximately 15%. While office building development in this market is virtually at a standstill, the Partnership does not expect a significant improvement in the competitive market conditions for several years.

  The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. While a complete determination of the requirements to comply with the ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which have been accrued for and are included in account payable in the accompanying consolidated financial statements, will be approximately $3 million (none of which had been budgeted).

     In 1995, and for several years beyond, the property will not generate enough cash flow to pay for the costs associated with releasing the space under leases which expire, the capital costs associated with the seismic repair, and the required debt service payments. Consequently, the Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs and earthquake repair costs (discussed above) over the next several years. In this regard, the Partnership has suspended debt service payments commencing with the December 1, 1994 payment. As of the date of this report, $2,495,532 of principal and interest is in arrears relating to this mortgage loan. Accordingly, the principal balance of the property's underlying mortgage loan ($41,292,105) and related accrued interest ($1,976,518) has been classified as a current liability in the accompanying consolidated financial statements as of March 31, 1995. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.
     Wells Fargo Center

     The Wells Fargo Center operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture has entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the IBM lease and the LAUSD lease. During the first quarter of 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture has been negotiating separate termination agreements with these tenants which provide for a combination of lump sum payments to be received by the joint venture upon execution of the termination agreements, as well as additional monthly payments to be received over a ten month period from one of these tenants. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back in 1992 from the two tenants noted above and the expansion of one of the other major tenants in the building. The property produced cash flow and distributed approximately $1,963,000 to the Partnership in 1994.

      The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture has reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998 (on the space remaining after the direct leased space to LAUSD), the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $10,017,591 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California.

     900 Third Avenue Building

     During the quarter, occupancy of this building remained at 94%. The midtown Manhattan market remains competitive. Approximately 53,000 square feet (approximately 10% of the building's leasable square footage) of leased space expires in 1995 and 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the property joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can immediately repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension. During April 1995, the Partnership deposited approximately $1,300,000 (representing cash flow generated during the first quarter) into escrow under terms of the loan extension.

     Louis Joliet Mall

     Occupancy of this mall remained at 79% (excluding the effect of the move-out of General Cinema, Inc., as discussed below) during the quarter. During the fourth quarter of 1994, General Cinema, Inc. (14,587 square feet or approximately 5% of the mall space) ceased its operations within the mall. The Partnership and the tenant are currently seeking a new operator to run the theaters at the mall. The tenant continues to pay rent in accordance with its lease (which expires December 31, 1998) and as of the date of this report, all amounts due from the tenant under the lease have been received. During the third quarter of 1993, Al Baskin Co. (19,960 square feet or approximately 7% of the mall space) informed the Partnership that even though its lease does not contain provisions allowing it to terminate its lease, it believed it had the right and intended to terminate its lease effective December 31, 1993 (as opposed to the original lease expiration of December 31, 2003). In response, during the third quarter of 1993, the Partnership filed an anticipatory breach lawsuit against the tenant in order to prevent the tenant from vacating its space and cease paying rent to the Partnership. Subsequently, the Partnership and tenant entered into a temporary agreement under which the tenant continues to operate its store and pay rent. As of the date of this report, all amounts due from the tenant under the lease have been received. The Partnership believes the tenant's position is without merit and intends to enforce the original terms of the lease.

     A mall enhancement program for the center was completed in November 1994 at a cost of approximately $2,500,000. The enhancement program included new flooring, signage and mall entranceways. Costs were funded from the property's operating cash flow and the Partnership's working capital reserve.

     The second mortgage loan matures on September 1, 1995. In this regard, the Partnership is currently seeking replacement financing. Accordingly, the principal balance of the property's second mortgage loan ($10,000,000) and related deferred interest has been classified as a current liability in the accompanying consolidated financial statements at March 31, 1995 and December 31, 1994. There can be no assurance that the Partnership will be able to refinance the second mortgage loan upon its maturity.

     Louisiana Tower

     Occupancy at Louisiana Tower remained at 88% during the quarter. The property operated at a small deficit in 1994 as a result of the 1990 debt modification as more fully discussed in Note 4(b). The existing modification period expired and the loan (with an outstanding principal balance of $22,148,276 at March 31, 1995) matured in January 1995. The Partnership decided that it would not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and commenced discussions with it to provide further modifications to the loan in order to eliminate a deficit funding obligation. The lender informed the Partnership that it is unwilling to provide further modifications to the loan. The lender is currently pursuing a course of significantly reducing its holdings in commercial real estate loans. The lender can achieve this through a sale of the loan or through obtaining title to the underlying real estate and subsequently selling it. The lender informed the Partnership that it will pursue the latter method for divesting itself of this real estate investment. Under either scenario, however, the lender would receive significantly less than the full amount of its loan due to the depressed value of the property. The lender began foreclosure proceedings in October 1994. A receiver was appointed for the property and a third party manager was appointed to manage the property on the receiver's behalf. Accordingly, the cash balance at the property as well as the monthly excess cash flow held in escrow are classified as restricted funds in the accompanying consolidated balance sheets. Title to the property is expected to transfer to the lender during 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes in 1995 in connection with this transfer with no distributable proceeds.

     Mariners Pointe Apartments

     Occupancy at the Mariners Pointe Apartments decreased during the quarter to 85%, down from 91% at the end of 1994. The property operated at a deficit in 1994 as a result of the costs associated with the loan extension discussed below. During the third quarter of 1994, the Partnership obtained a two-year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at March 31, 1995 was 4.2% per annum resulting in an interest rate of 6.95% per annum on that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     During 1994, the Partnership began marketing the property for sale. However, in accordance with the loan extension obtained during the third quarter of 1994, discussed above, the Partnership is prohibited from selling the property for a six-month period. Consequently, the Partnership ceased its marketing effort and will consider marketing the property for sale again when the six month period expires.

     In 1992 and 1993, the property operated at a small deficit as the result of certain capital improvements. Under the terms of the joint venture agreement, the joint venture partner was obligated to contribute 22.3% of such deficits. The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution, however, the Partnership is currently negotiating with the joint venture partner to obtain its interest in the joint venture and receive certain amounts in satisfaction of its funding obligation. There can be no assurance that the Partnership will collect any or all of the amounts due from the joint venture partner in satisfaction of its funding obligation or that the Partnership will sell the property in the near future.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     Due to these issues, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Also, in light of current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although, the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment.

RESULTS OF OPERATIONS

     At March 31, 1995 and 1994, the Partnership owned eleven and twelve investment properties, respectively, all of which were operating.

     The aggregate decrease in the balance of cash and cash equivalents and short-term investments as of March 31, 1995 as compared to December 31, 1994 is primarily due to the distribution to partners of $8,101,664 in February 1995, partially offset by the receipt of $2,795,768 relating to the sale of Brittany Downs Apartments Phase I and Phase II in January 1995.

The decrease in cash and cash equivalents and the increase in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as short-term investments at March 31, 1995 and the majority of the Partnership's investments in U.S. Government obligations classified as cash equivalents at December 31, 1994. Reference is made to
Note 1.

     The increase in restricted funds as of March 31, 1995 as compared to December 31, 1994 is due to cash flow generated at Louisiana Tower which is being retained by the lender (see Note 4(b)).

     The decrease in interest, rents and other receivables, prepaid expenses, escrow deposits, land and leasehold improvements, buildings and improvements, accumulated depreciation, and deferred expenses as of March 31, 1995 as compared to December 31, 1994 is due primarily to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995.

     The decrease in current portion of long-term debt, long-term debt, less current portion and tenant security deposits as of March 31, 1995 as compared to December 31, 1994 is primarily due to the sale of the Brittany Downs Apartments Phase I and Phase II during January 1995.

      The increase in accounts payable as of March 31, 1995 as compared to December 31, 1994 is due to the timing of the payment of certain expenses at Wilshire Bundy Plaza and Louisiana Tower.

     The increase in bank overdraft at March 31, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's temporary bank overdraft of approximately $740,000 at March 31, 1995 resulting from the timing of the Partnership's maturities of short-term investments.

     The increase in due to affiliates as of March 31, 1995 as compared to December 31, 1994 is due primarily to interest accruing on the Partnership's obligation to fund, on demand, $2,400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc. ($1,200,000 for each), for additional paid in capital (as more fully discussed in Note 2(c)).

     The increase in accrued interest as of March 31, 1995 as compared to December 31, 1994 is primarily due to the compounding of interest on the debt underlying Louisiana Tower (Note 4(b)), Wilshire Bundy Plaza (Note 4(d)) and the debt secured by the Partnership's interest in the South Tower Venture (Note 2(f)) for which the Partnership has suspended debt service, partially offset by the sale of the Brittany Downs Apartments Phase I and II in January 1995.

     The increase in accrued real estate taxes as of March 31, 1995 as compared to December 31, 1994 is due to the timing of the payment of real estate taxes at Wilshire Bundy Plaza and Louis Joliet Mall, partially offset by the sale of the Brittany downs Apartments Phase I and Phase II.

     The decrease in unearned rents as of March 31, 1995 as compared to December 31, 1994 is due to the timing of the collection of rental income at Wilshire Bundy Plaza and Louis Joliet Mall.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due primarily to the sale of Brittany Downs Apartments Phase I and II in January 1995.

     The increase in the Partnership's share of loss from operations of unconsolidated ventures for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the Partnership's share of a decrease in rental income at the 2 Broadway building relating to Bear Stearns vacating its space (approximately 11% of the building's leasable space) in April 1994 upon the expiration of its lease.

     The increase in the gain from the sale of investment properties and extraordinary item for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995 and the related gain recognized on forgiveness of debt (Note 4(a)).





PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On October 13, 1994, an action entitled TRAVELERS INSURANCE COMPANY V. SHREVEPORT PLAZA ASSOCIATES LIMITED PARTNERSHIP was initiated in the 1st Judicial District Court of Caddo Parish, Louisiana. In the lawsuit, Travelers Insurance Company ("Travelers"), as the holder of a first mortgage loan secured by the Louisiana Tower office building, seeks to foreclose the mortgage and obtain title to the property. In June 1994, the Partnership ceased making the required debt service payments on the first mortgage loan and commenced discussions with Travelers to obtain a further modification, to the terms of the loan in order to eliminate current deficits being incurred for the property (the terms of the loan were previously modified in 1990). Travelers has refused to provide a further modification, and the Partnership has decided not to commit any significant additional amounts of capital to the property since the recovery of such amounts would be unlikely. In October 1994, a writ of sequestration and appointment of receiver was issued by the court upon the motion of Travelers. A receiver has been appointed and a third-party property manager is managing the property on the receiver's behalf. The Partnership is not contesting the foreclosure action. Title to the property is expected to transfer to Travelers in 1995.

     Reference is made to Note 2(e) for a discussion of certain other litigation involving the Partnership.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(c), 2(f), 4(a), 4(b) and 4(d) and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included with this Report for a discussion of defaults under, and/or current attempts to obtain modifications of, loans secured by the 237 Park Avenue, 1290 Avenue of the Americas, 2 Broadway Office Buildings, the Wells Fargo South Tower and the Partnership's interest in the South Tower Venture, the Louisiana Tower and Wilshire Bundy Plaza, which discussions are hereby incorporated by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. Wilshire Bundy Plaza
     Los Angeles, California . . . . .     87%         87%         80%         80%      83%
 2. Brittany Downs Apartments
     Phase I and II
     Thornton (Denver), Colorado . . .     96%         96%         96%         95%      N/A
 3. Mariners Pointe Apartments
     Stockton, California. . . . . . .     84%         86%         96%         91%      85%
 4. 237 Park Avenue Building
     New York, New York. . . . . . . .     98%         98%         98%         98%      98%
 5. 1290 Avenue of the
     Americas Building
     New York, New York. . . . . . . .     90%         91%         91%         94%      94%
 6. 2 Broadway Building
     New York, New York. . . . . . . .     30%         19%         19%         18%      18%
 7. 1090 Vermont Avenue
     Building
     Washington, D.C.. . . . . . . . .     99%         99%         99%         95%      95%
 8. Louisiana Tower
     Shreveport, Louisiana . . . . . .     83%         86%         88%         88%      88%
 9. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . .     99%         99%         98%         98%      97%
10. 900 Third Avenue Building
     New York, New York. . . . . . . .     94%         94%         94%         94%      94%
11. Wells Fargo Center
     South Tower
     Los Angeles, California . . . . .     97%         97%         97%         96%      96%
12. Louis Joliet Mall
     Joliet, Illinois. . . . . . . . .     75%         72%         76%         79%      79%

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

               4-E.     Long-term debt documents relating to the refinancing
of the first mortgage loan secured by the 1090 Vermont office building in Washington, D.C., copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

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

               10-Q.    Proposed Restructure of Two Broadway, 1290 Avenue of
the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, a copy of which is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

               10-R.    Assumption Agreements dated October 14, 1994 made by
237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

               10-S.    Assumption Agreements dated October 14, 1994 made by
O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC
Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

               10-T.    Lockbox and forbearance agreements related to the
mortgage note secured by the Wells Fargo Building, copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

               10-U.    Amendment No. 1 to the Agreement of Limited
Partnership of Carlyle-XIV Associates, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation, as general partner, and Carlyle Real Estate Limited Partnership-XIV, an Illinois limited partnership, as limited partner, a copy of which is filed herewith.

               10-V.    Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, a copy of which is filed herewith.

               27.      Financial Data Schedule

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995