Form 10-Q
period 1995-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1995-08-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995       Commission file number 0-15962




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     31




PART II      OTHER INFORMATION


Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .     43

Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . . .     44

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     45

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     46



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $    215,978       18,165,563
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .         15,441,266        2,129,166
  Restricted funds (note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . . .            793,599          457,674
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $247,130 and $791,916 at
    June 30, 1995 and December 31, 1994, respectively) . . . . . . . . . . . . . .            681,484          621,516
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,829          141,055
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             80,355          376,378
                                                                                         ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,217,511       21,891,352
                                                                                         ------------     ------------
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . .          9,018,934       10,788,810
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        137,206,483      150,959,418
                                                                                         ------------     ------------
                                                                                          146,225,417      161,748,228
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .         46,709,751       49,431,004
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .         99,515,666      112,317,224
                                                                                         ------------     ------------
Investment in unconsolidated ventures, at equity
  (notes 1, 2 and 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,545,916        8,864,503
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,622,189        2,776,163
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,128,403        1,226,212
                                                                                         ------------     ------------
                                                                                         $129,029,685      147,075,454
                                                                                         ============     ============

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED
                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt (notes 2(f), 4(b), 4(d) and 4(e)). . . . . . .       $ 86,203,318       94,880,985
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,058,547        4,048,221
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,648,085        2,575,385
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,360,014       11,640,409
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            600,000          810,997
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            180,598          625,079
                                                                                         ------------     ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        108,050,562      114,581,076
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            451,496          423,743
Investment in unconsolidated ventures, at
  equity (notes 1, 2 and 7). . . . . . . . . . . . . . . . . . . . . . . . . . . .        176,266,429      167,376,693
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            852,611        1,443,153
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .         18,557,137       25,794,970
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3, 4, 5 and 6)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        304,178,235      309,619,635

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (20,707,882)     (20,281,012)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (1,316,336)      (1,235,319)
                                                                                         ------------     ------------
                                                                                          (22,023,218)     (21,515,331)
                                                                                         ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        351,746,836      351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (460,696,140)    (456,620,305)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (44,176,028)     (36,155,381)
                                                                                         ------------     ------------
                                                                                         (153,125,332)    (141,028,850)
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .       (175,148,550)    (162,544,181)
                                                                                         ------------     ------------
                                                                                         $129,029,685      147,075,454
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)
                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 4,620,454       5,346,767       8,978,468       10,862,606
  Interest income. . . . . . . . . . . . . . . . . . . .        264,780         233,609         582,946          438,067
  Other income . . . . . . . . . . . . . . . . . . . . .        400,856         400,000         400,856          400,000
                                                            -----------      ----------     -----------      -----------
                                                              5,286,090       5,980,376       9,962,270       11,700,673
                                                            -----------      ----------     -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      2,968,740       3,386,303       6,078,231        6,748,387
  Depreciation . . . . . . . . . . . . . . . . . . . . .      1,120,248       1,202,369       2,247,677        2,400,299
  Property operating expenses. . . . . . . . . . . . . .      2,291,664       2,643,180       4,264,372        5,535,726
  Professional services. . . . . . . . . . . . . . . . .        155,640         172,232         463,104          412,729
  Amortization of deferred expenses. . . . . . . . . . .        147,844         106,852         287,826          208,354
  General and administrative . . . . . . . . . . . . . .        248,317         251,328         395,491          348,658
                                                            -----------      ----------     -----------      -----------
                                                              6,932,453       7,762,264      13,736,701       15,654,153
                                                            -----------      ----------     -----------      -----------
        Operating loss . . . . . . . . . . . . . . . . .     (1,646,363)     (1,781,888)     (3,774,431)      (3,953,480)
Partnership's share of operations of
  unconsolidated ventures
  (notes 1, 2 and 7) . . . . . . . . . . . . . . . . . .     (3,102,418)     (3,832,800)     (8,953,672)      (7,841,909)
                                                            -----------      ----------     -----------      -----------
        Net operating loss . . . . . . . . . . . . . . .     (4,748,781)     (5,614,688)    (12,728,103)     (11,795,389)
Gain on sale of investment properties
  (note 4(a)). . . . . . . . . . . . . . . . . . . . . .          --              --          6,638,774            --
                                                            -----------      ----------     -----------      -----------
        Net loss before extra-
          ordinary item  . . . . . . . . . . . . . . . .     (4,748,781)     (5,614,688)     (6,089,329)     (11,795,389)
Extraordinary item (note 4(a)) . . . . . . . . . . . . .          --              --          1,586,624            --
                                                            -----------      ----------     -----------      -----------
        Net income (loss). . . . . . . . . . . . . . . .    $(4,748,781)     (5,614,688)     (4,502,705)     (11,795,389)
                                                            ===========      ==========     ===========      ===========
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------      -----------

        Net earnings (loss) per limited
         partnership interest (note 1):
          Net operating loss . . . . . . . . . . . . . .    $    (11.36)         (13.44)         (30.47)          (28.23)
          Gain from sale of investment
            properties . . . . . . . . . . . . . . . . .          --              --              16.38            --
          Extraordinary item . . . . . . . . . . . . . .          --              --               3.92            --
                                                            -----------      ----------     -----------      -----------
            Net earnings (loss). . . . . . . . . . . . .    $    (11.36)         (13.44)         (10.17)          (28.23)
                                                            ===========      ==========     ===========      ===========

        Cash distributions per limited
          partnership interest . . . . . . . . . . . . .    $     --              --              20.00            --
                                                            ===========      ==========     ===========      ===========





















                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(4,502,705)      (11,795,389)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,247,677         2,400,299
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         287,826           208,354
    Amortization of deferred rental income . . . . . . . . . . . . . . . . . . . . . .           --               73,677
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . .         183,352           304,713
    Partnership's share of operations of unconsolidated ventures . . . . . . . . . . .       8,953,672         7,841,909
    Gain on sale of investment properties (note 4(a)). . . . . . . . . . . . . . . . .      (6,638,774)            --
    Extraordinary item (note 4(a)) . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,586,624)            --
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (335,925)        1,349,584
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         (59,968)          (88,063)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         136,226           158,107
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (67,855)          (81,535)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          97,809           192,779
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,326           128,561
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          72,700           252,622
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (444,481)         (503,098)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,689,497        (1,491,112)
    Deferred interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         967,369         1,314,289
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (210,997)          120,859
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62,513            50,810
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (590,542)           (8,298)
                                                                                          ------------       -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .       2,271,096           429,068
                                                                                          ------------       -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . . .     (13,312,100)       (1,072,671)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (468,009)         (647,287)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .         265,000         2,467,000
  Cash proceeds from sale of investment properties (note 4(a)) . . . . . . . . . . . .       2,795,768             --
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .         (10,000)         (706,250)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (433,715)         (260,112)
                                                                                          ------------       -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .     (11,163,056)         (219,320)
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (955,961)         (338,923)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .         (81,017)            --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (8,020,647)            --
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .      (9,057,625)         (338,923)
                                                                                          ------------       -----------
        Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . .     (17,949,585)         (129,175)
        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . .      18,165,563         2,830,985
                                                                                          ------------       -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $    215,978         2,701,810
                                                                                          ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  1,073,513         6,620,497
                                                                                          ============       ===========
  Sale of investment properties (note 4(a)):
    Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . . . . . .    $ 17,925,768             --
    Principal balances due on mortgages payable. . . . . . . . . . . . . . . . . . . .     (15,130,000)            --
                                                                                          ------------       -----------
          Cash proceeds from sale of investment property,
            net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,795,768             --
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

                              JUNE 30, 1995 AND 1994

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
                                  1995                         1994
                        ------------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                      ------------     ---------     ----------    ---------
Net income
 (loss). . . . . . . . $(4,502,705)    1,644,309    (11,795,389)  (3,128,360)
Net income
 (loss) per
 limited
 partnership
 interest. . . . . . . $    (10.17)         4.60         (28.23)       (7.48)
                       ===========    ==========    ===========   ==========

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($172,679 and $18,160,234 at June 30, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. While a complete determination of the requirements to comply with the ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which have been accrued for and are included in accounts payable in the accompanying consolidated financial statements, will be approximately $3 million.

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


(2)   VENTURE AGREEMENTS

     (a)  General

     The Partnership at June 30, 1995 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,607,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

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

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates their redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. The Partnership currently intends to retain these funds for working capital purposes.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, the distribution to OOUV of the $4,300,000 and the potential future distribution of $3,400,000 amounts as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000 as discussed above. Orchard distributed to each of the respective partners their fifty percent share ($1,702,082) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting and Federal income tax purposes in 1994. Upon receipt of all or a portion of the remaining contingent amounts, Orchard and the Partnership would expect to recognize additional gain for financial reporting and Federal income tax purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amounts will be received.

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

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items
is contained below.   As part of the Agreements, in order to facilitate the
restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and such plans are awaiting approval of the bankruptcy court. Bankruptcy filings for the other Joint Ventures are expected to occur later on in 1995. The reorganization plans are expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner in the Joint Venture (or successor partnerships) and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $192,844,550 as of June 30, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at June 30, 1995 and December 31, 1994. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $102,234,176 at June 30, 1995. During 1994 and through June 30, 1995, no payments were made on the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides, upon the sale of the 2 Broadway Building, for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, the 2 Broadway Joint Ventures have entered into a contract with a third party to sell the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be reallocated and will be payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

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

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at March 31, 1995 was approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the six months ended June 30, 1995 was $56,068,530. Based upon the amount of interest determined by JMB/NYC for the six months ended June 30, 1995, interest expense for the Three Joint Ventures was $32,713,156. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $96,426,803 (of which the Partnership's share is $22,419,232) for the period of July 1, 1993 through June 30, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     Certain provisions of the Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81.5 million for 1290 Avenue of the Americas and $38.5 million for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactively effective from May 1, 1994. Net proceeds available, if any, after repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures' Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

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

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make any additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $164,950,690 at June 30, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. Certain terms of the Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring. The restructuring, as proposed, would change the annual interest rate on the notes from a floating rate equal to 1.75% over the rate on the three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow would be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In August 1995, the 2 Broadway Joint Ventures entered into a contract with a third party for the sale of 2 Broadway for a net purchase price, after commissions and certain other payments, of approximately $18.3 million. The sale, which is expected to occur during the third quarter of 1995, is subject to, among other things, the approval of the bankruptcy court as part of the plan of reorganization of the 2 Broadway Joint Ventures that own the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway has been re-allocated to 237 Park Avenue and 1290 Avenue of the Americas. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if the sale is completed, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration of JMB/NYC's acquisition of its interest in the Three Joint Ventures including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

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

     (d)  JMB/Piper

     Under the terms of a modification agreement with the lender, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest on the mortgage notes secured by the Piper Jaffray Tower will accrue and be payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992, 1993 or 1994. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992 and 1993 totalled $923,362 and $1,390,910, respectively. During 1994, the excess cash flow generated under this agreement was $353,251 and was remitted to the lender in May 1995. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6) has agreed to defer receipt of its management fee until a later date. As of June 30, 1995, the manager has deferred approximately $2,697,000 ($2,357,000 of which represents fees deferred through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

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

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership, C-XV and JMB/900, which has enabled the Partnership and C-XV to refile its previously asserted claims against the unaffiliated joint venture partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the unaffiliated venture partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. During April and July 1995, the Partnership deposited approximately $1,300,000 and $1,200,000, respectively, (representing net cash flow (as defined)) generated by the property during the first and second quarter, respectively into escrow under the terms of the loan extension. The agreement provides, however, that the joint venture can immediately repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension.

     (f)  South Tower

     The mortgage note secured by the South Tower Office Building in Los Angeles, California, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension or refinancing of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continued to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD as compared to amounts which would have been received under the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000 of which $1,300,000 has been received as of June 30, 1995. The remaining $300,000 will be received as monthly payments of $100,000 through September 30, 1995. The joint venture is in the process of negotiating a termination agreement with the other law firm which has

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


vacated its space and is no longer paying rent. In the absence of an extension or refinancing of the notes, and due to the uncertainty that IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

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

     As a result of the reduced debt service payments under the new loan, the property is currently producing cash flow for the joint venture. Consequently, the Partnership and joint venture partners received distributions totalling approximately $1.3 million since the effective date of the refinancing (the Partnership's share was approximately $663,000). Such distributions represented a partial return of the additional capital contributed.

     (h)  Mariners Pointe

     Under the terms of the joint venture agreement, the joint venture partner is obligated to contribute 22.3% of annual cash operating deficits.

The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution. The Partnership is currently negotiating with the joint venture partner to obtain its interest in the joint venture and receive certain amounts in satisfaction of its funding obligation. There can be no assurance that the Partnership will collect any or all of the amounts due from the joint venture partner.

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

     The joint venture partner's obligations to the Partnership were guaranteed by certain of the joint venture partner's principals. After filing a lawsuit against the joint venture partner and certain of the joint venture partner's principals, on April 3, 1992, the Partnership entered into a settlement agreement whereby the Partnership is scheduled to receive total payments of $4,075,000. The Partnership received $650,000 of this amount upon execution of the agreement. The remainder of the settlement amount is represented by a promissory note issued to the Partnership in the amount of $3,425,000. The note provides for monthly interest payments over a six-year period at interest rates which vary from 4.8613% to 5.3684% per annum. In addition, the note provides for annual principal payments of $400,000 due every April for five years with a final payment in the amount of $1,425,000 due on the sixth anniversary of the date of issuance of the note. Due to the uncertainty of collection of the remaining settlement amounts, settlement principal payments are reflected in other income only as collected. As of the date of this report, all scheduled principal and interest payments have been received. During the fourth quarter of 1994, the joint venture partner and its principals contacted the Partnership regarding a substantially discounted prepayment of the note, however, such discounted prepayment as proposed by the joint venture partner has been rejected by the Partnership.

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

     In 1990, the Partnership signed an agreement with the lender to provide additional debt restructuring in order to reduce current and anticipated deficits resulting from the termination of a major tenant's lease and costs associated with leasing. The terms of the agreement required debt service payments in an amount equal to the monthly cash flow generated by the property (before payment of property management fees) plus $100,000 per annum for a five-year period commencing with the January 1990 payment. The cash flow of the property was escrowed monthly and remitted to the lender annually on March 31. The difference between the above pay rate and the contract pay rate of 9% per annum on the principal balance accrued at 9% per annum compounded monthly until maturity when the principal and accrued interest was due and payable. The existing modification period expired and the loan matured in January 1995. Accordingly, the principal balance of the property's underlying mortgage loan ($22,173,850) and related deferred interest ($6,718,395) has been classified as a current liability in the accompanying consolidated financial statements. The Partnership decided that it would not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and commenced discussions with it to provide further modifications to the loan in order to eliminate a deficit funding obligation. The lender informed the Partnership that it was unwilling to

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


provide further modifications to the loan. The lender is currently pursuing a course of significantly reducing its holdings in commercial real estate loans. The lender can achieve this through a sale of the loan or through obtaining title to the underlying real estate and subsequently selling it. The lender has informed the Partnership that it will pursue the latter method for divesting itself of this real estate investment. Under either scenario, however, the lender would receive significantly less than the full amount of its loan due to the depressed value of the property. The lender began foreclosure proceedings in October 1994. A receiver has been appointed for the property and a third party manager has been appointed to manage the property on the receiver's behalf. Accordingly, the cash balance at the property as well as the monthly excess cash flow held in escrow are classified as restricted funds in the accompanying consolidated balance sheets. Title to the property is expected to transfer to the lender in 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes in 1995 in connection with this transfer with no distributable proceeds.

     (c)  Mariners Pointe

     During the third quarter of 1994, the Partnership obtained a two year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at June 30, 1995 was 3.4% per annum for an interest rate of 6.15% per annum as of that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     (d)  Wilshire Bundy Plaza

     The Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs and earthquake repair costs (note 2(b)) over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. As of the date of this report, $4,367,181 of principal and interest is in arrears relating to this mortgage loan. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest has been classified as a current liability in the accompanying consolidated financial statements at June 30, 1995 and December 31, 1994. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     (e)  Louis Joliet Mall

     The second mortgage loan matures on September 1, 1995. In this regard, the Partnership is currently seeking replacement financing. Accordingly, the principal balance of the property's second mortgage loan ($10,000,000) and related deferred interest (approximately $2.4 million at June 30, 1995) has been classified as a current liability in the accompanying consolidated financial statements at June 30, 1995 and December 31, 1994. During the second quarter of 1995, the Partnership signed a commitment with the first mortgage lender to refinance the first (with a principal balance of approximately $12,600,000 at June 30, 1995)

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and second mortgage loans simultaneously. The terms of the mortgage commitment are for a $26,000,000 seven year loan at an interest rate of 8.03% per annum. Currently, the first mortgage loan bears interest of 8.75% per annum and matures in April 1998. The second mortgage loan currently bears interest of 10% per annum. Although the closing per the commitment is expected to occur in September 1995, there can be no assurance that the Partnership will be able to refinance the second mortgage loan upon its maturity under these or any other terms.

     (f)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center (South Tower Office Building) (with a balance of $195,257,912 as of June 30, 1995) as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $245,000 and $857,500 as of December 31, 1994 and June 30, 1995,
respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension or refinancing of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continued to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on results from negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.


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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distributions being made, the Limited Partners are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Limited Partners have received (i) cash distributions of net sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the net sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above.


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's consolidated ventures) to the Corporate General Partner and its affiliates as of June 30, 1995 and 1994 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     June 30,
                                          1995          1994           1995
                                        --------      -------       ----------
Property management
 and leasing fees. . . . . . . . .      $197,931      542,961           8,445
Insurance commissions
 (refunds) . . . . . . . . . . . .        44,600       41,788             --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . . . . .        15,394      181,332             666
                                        --------      -------           -----
                                        $257,925      766,081           9,111
                                        ========      =======           =====

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties. For the six months ended June 30, 1995 and fiscal 1994, such costs aggregated $456,214 and $214,504, respectively, all of which was paid as of June 30, 1995. All amounts deferred or currently due to the Corporate General Partner and its affiliates do not bear interest and are expected to be repaid in future periods.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Subsequent to June 30, 1995, the Corporate General Partner of the Partnership has determined to use an independent third-party or parties to perform certain of these administrative services beginning in late 1995. Use of a third-party, rather than reimbursement to the Corporate General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.

     Reference is made to note 2(c) regarding the Partnership's obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of June 30, 1995, these obligations bore interest at 5.78% per annum and interest accrued on these obligations was $258,146.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its property management fees as more fully discussed in note 2(d). Such fees were approximately $2,357,000 at June 30, 1995.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the six months ended June 30, 1995 were approximately $5,800, all of which have been paid.

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


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Orchard Associates (note 2(b)), JMB/NYC, JMB/Piper, JMB/Piper II, South Tower, JMB/900 and 1090 Vermont for the six months ended June 30, 1995 and 1994 are as follows:

                                                          1995          1994
                                                      ------------   -----------
  Total income from properties
    (unconsolidated) . . . . . . . . . . . . . . . .   $99,969,977   135,866,610
                                                       ===========   ===========
  Operating loss of ventures . . . . . . . . . . . .   $29,975,161    22,052,435
                                                       ===========   ===========
  Partnership's share of
    operating loss . . . . . . . . . . . . . . . . .   $ 8,953,672     7,841,909
                                                       ===========   ===========

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(8)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $216,000. Such funds and short-term investments of approximately $15,441,000 are available for distributions to partners and working capital requirements including the Partnership's potential funding obligations for cash operating deficits currently being incurred at the Mariner's Pointe Apartments and Louis Joliet Mall. In February 1995, the Partnership distributed $8,020,647 to the Limited Partners ($20 per limited partnership interest) and $81,017 to the General Partners out of proceeds from the sale or refinancing of certain investment properties. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $2,590,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $5,240,000. In addition, an estimated $3,000,000 (not included in the budgeted amounts) is expected to be needed to make structural modifications to the Wilshire Bundy office building to satisfy the requirements of a recently enacted City of Los Angeles ordinance. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon net cash generated by the Partnership's investment properties, debt modifications for certain of the Partnership's investment properties and the sale or refinancing of such investments. However, due to the property specific factors discussions below, the Partnership considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be significant sources of future long-term operational cash generated. Due to the above situations and the property specific concerns discussed below, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     As of June 30, 1995, the current portion of the long-term indebtedness of the Partnership and its consolidated ventures was approximately $86,203,000, including the entire indebtedness encumbering Louisiana Tower, Wilshire Bundy Plaza, the Partnership's interest in the Wells Fargo South Tower office building, and the second mortgage on Louis Joliet Mall. Reference is made to Notes 2(f), 4(b), 4(d) and 4(e).

     Piper Jaffray Tower

     At the Piper Jaffray Tower, occupancy remained at 97% during the quarter.

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

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after payment of fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992 and 1993 totalled $923,362 and $1,390,910, respectively. During 1994, the excess cash flow generated under this agreement was $353,251 and was remitted to the lender during May 1995. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity.
On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see Note 6) has agreed to defer receipt of its management fee until a later date. As of June 30, 1995, the manager has deferred approximately $2,697,000 of management fees ($2,357,000 of which represents fees deferred through November 1994). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 2(d) for further discussion of this investment property.

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

     JMB/NYC

     At the 2 Broadway Building, occupancy during the quarter remained at 18%. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next few years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. In August 1995, the 2 Broadway Joint Ventures entered into a contract with a third party for the sale of the 2 Broadway building, as discussed below.

     Occupancy at 1290 Avenue of the Americas remained at 94% during the quarter. A new lease with Alex Brown (78,000 square feet or approximately 4% of the building's leasable space) was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Approximately 21% of the building's space under tenant leases will expire by the end of 1995. The Joint Venture that owns the building is currently finalizing arrangements with a major insurance company for a lease of approximately 506,000 square feet of space in the building with a fifteen year term. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and such plans are awaiting approval of the bankruptcy court. Bankruptcy filings for the other Joint Ventures are expected to occur later on in 1995. The reorganization plans are expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner in the Joint Ventures (or successor partnerships) and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $192,844,550 as of June 30, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

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

Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level.
During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993, and contend that a 12-3/4% per annum fixed rate applies. Certain provisions of the Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute.

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

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. Certain terms of the Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring. The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow would be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     In August 1995, the 2 Broadway Joint Ventures entered into a contract with a third party for the sale of 2 Broadway for a net purchase price, after commissions and certain other payments, of approximately $18.3 million. The sale, which is expected to occur during the third quarter of 1995, is subject to, among other things, the approval of the bankruptcy court as part of the plan of reorganization of the 2 Broadway Joint Ventures that own the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was reallocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if sale is completed, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

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

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to cover certain contingent amounts which may have been due in the future. In July 1994, OOUV distributed to Orchard Associates its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. The Partnership currently intends to retain these funds for working capital purposes.

     Wilshire Bundy Plaza

     Occupancy at the Wilshire Bundy Plaza increased to 87% during the quarter, up from 83% at the end of the first quarter primarily due to a new tenant, Structural Research and Analysis Corp. (18,293 square feet or approximately 6% of the building's leasable space), taking occupancy during May 1995. From July 1995 through 1996, approximately 38% of the building's square feet under tenant leases expires. Included in such expirations is Bozell, Jacobs, Kenyan & Eckhardt (51,000 square feet or approximately 18% of the building's leasable space) who informed the Partnership that it would not be renewing its lease that expires in May 1996. In addition, several tenants have approached the Partnership seeking space and/or rent reductions. The Partnership is working with its existing tenants and aggressively seeking replacement tenants for current and future vacant space. The Brentwood office market (the competitive market for the building) is extremely competitive with a current vacancy rate of approximately 14.3%. While office building development in this market is virtually at a standstill, the Partnership does not expect a significant improvement in the competitive market conditions for several years.

  The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. During June 1995, the Partnership received notice from the City of Los Angeles which requires the Partnership to submit a report to the City which indicates the number of welded connections damaged and proposed repair procedures by no later than December 20, 1995. All repairs must be completed by no later than March 19, 1998. While a complete determination of the requirements to comply with the ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which have been accrued for and are included in accounts payable in the accompanying consolidated financial statements, will be approximately $3 million (none of which had been budgeted).

     In 1995, and for several years beyond, the property will not generate enough cash flow to pay for the costs associated with releasing the space under leases which expire, the capital costs associated with the seismic repair, and the required debt service payments. Consequently, the Partnership has commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs and earthquake repair costs (discussed above) over the next several years. In this regard, the Partnership has suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. As of the date of this report, $2,495,532 of principal and interest is in arrears relating to this mortgage loan. Accordingly, the principal balance of the property's underlying mortgage loan ($41,292,105) and related accrued interest ($1,976,518) has been classified as a current liability in the accompanying consolidated financial statements as of June 30, 1995. If the Partnership is unsuccessful in obtaining such modification, it may decide not to commit additional amounts to the property, which could result in a disposition of the property and a recognition of gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     Wells Fargo Center

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture has entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space with occupancy beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts which would have been due under the IBM lease and the LAUSD lease. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000 of which $1,300,000 has been received as of June 30, 1995. The remaining $300,000 will be received as monthly payments of $100,000 through September 30, 1995. The joint venture is in the process of negotiating a termination agreement with the other law firm which has vacated its space and is no longer paying rent. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back in 1992 from the two tenants noted above and the expansion of one of the other major tenants in the building. The property produced cash flow and distributed approximately $1,963,000 to the Partnership in 1994.

     The mortgage note secured by the property (with a balance of $195,257,912 as of June 30, 1995), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $245,000 and $857,500 as of December 31, 1994 and June 30, 1995, respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Notes 3(h) and 4(a)(vii).

     900 Third Avenue Building

     During the quarter, occupancy of this building increased slightly to 96%, up from 94% at the end of the first quarter. The midtown Manhattan market remains competitive. Approximately 53,000 square feet (approximately 10% of the building's leasable square footage) of leased space expires in 1995 and 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the property joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can immediately repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension. During April and July 1995, the Partnership deposited approximately $1,300,000 and $1,200,000, respectively, (representing cash flow generated during the first quarter and second quarter, respectively) into escrow under the terms of the loan extension.

     Louis Joliet Mall

     Occupancy of this mall increased slightly to 80%, up from 79% at the end of the first quarter (excluding the effect of the move-out of General Cinema, Inc., as discussed below) during the quarter. During the fourth quarter of 1994, General Cinema, Inc. (14,587 square feet or approximately 5% of the mall space) ceased its operations within the mall. The Partnership and the tenant are currently seeking a new operator to run the theaters at the mall. The tenant continues to pay rent in accordance with its lease (which expires December 31, 1998) and as of the date of this report, all amounts due from the tenant under the lease have been received.

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

     The second mortgage loan matures on September 1, 1995. In this regard, the Partnership is currently seeking replacement financing. Accordingly, the principal balance of the property's second mortgage loan ($10,000,000) and related deferred interest (approximately $2.4 million at June 30, 1995) has been classified as a current liability in the accompanying consolidated financial statements at June 30, 1995 and December 31, 1994. During the second quarter of 1995, the Partnership signed a commitment with the first mortgage lender to refinance the first and second mortgage loans simultaneously. The terms of the mortgage commitment are for a $26,000,000 seven year loan at an interest rate of 8.03% per annum. Currently, the first mortgage loan bears interest of 8.75% per annum and matures in April 1998. The second mortgage loan currently bears interest of 10% per annum. Although the closing per the commitment is expected to occur in September 1995, there can be no assurance that the Partnership will be able to refinance the second mortgage loan upon its maturity.

     Louisiana Tower

     Occupancy at Louisiana Tower remained at 88% during the quarter. The property operated at a small deficit in 1994 as a result of the 1990 debt modification as more fully discussed in Note 4(b). The existing modification period expired and the loan (with an outstanding principal balance of $22,173,850 at June 30, 1995) matured in January 1995. The Partnership decided that it would not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and commenced discussions with it to provide further modifications to the loan in order to eliminate a deficit funding obligation. The lender informed the Partnership that it is unwilling to provide further modifications to the loan. The lender is currently pursuing a course of significantly reducing its holdings in commercial real estate loans. The lender can achieve this through a sale of the loan or through obtaining title to the underlying real estate and subsequently selling it. The lender informed the Partnership that it will pursue the latter method for divesting itself of this real estate investment. Under either scenario, however, the lender would receive significantly less than the full amount of its loan due to the depressed value of the property. The lender began foreclosure proceedings in October 1994. A receiver was appointed for the property and a third party manager was appointed to manage the property on the receiver's behalf. Accordingly, the cash balance at the property as well as the monthly excess cash flow held in escrow are classified as restricted funds in the accompanying consolidated balance sheets. Title to the property is expected to transfer to the lender during 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes in 1995 in connection with this transfer with no distributable proceeds.

     Mariners Pointe Apartments

     Occupancy at the Mariners Pointe Apartments increased during the quarter to 91%, up from 85% at the end of first quarter. The property operated at a deficit in 1994 as a result of the costs associated with the loan extension discussed below. During the third quarter of 1994, the Partnership obtained a two-year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at June 30, 1995 was 3.4% per annum resulting in an interest rate of 6.15% per annum on that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     During 1994, the Partnership began marketing the property for sale. However, in accordance with the loan extension obtained during the third quarter of 1994, discussed above, the Partnership was prohibited from selling the property for a six-month period. Consequently, the Partnership ceased its marketing effort during this six month period. Given the October 1996 maturity of the underlying loan, the Partnership is currently evaluating the proper time to market the property for sale.

     In 1992 and 1993, the property operated at a small deficit as the result of certain capital improvements. Under the terms of the joint venture agreement, the joint venture partner was obligated to contribute 22.3% of such deficits. The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution. The Partnership is currently negotiating with the joint venture partner to obtain its interest in the joint venture and receive certain amounts in satisfaction of its funding obligation. There can be no assurance that the Partnership will collect any or all of the amounts due from the joint venture partner in satisfaction of its funding obligation or that the Partnership will sell the property in the near future.

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

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications or extensions of loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

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

RESULTS OF OPERATIONS

     At June 30, 1995 and 1994, the Partnership owned eleven and twelve investment properties, respectively, all of which were operating.

     The aggregate decrease in the balance of cash and cash equivalents and short-term investments as of June 30, 1995 as compared to December 31, 1994 is primarily due to the distribution to partners of $8,101,664 in February 1995, partially offset by the receipt of $2,795,768 relating to the sale of Brittany Downs Apartments Phase I and Phase II in January 1995. The decrease in cash and cash equivalents and the increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as short-term investments at June 30, 1995 and the majority of the Partnership's investments in U.S. Government obligations classified as cash equivalents at December 31, 1994. Reference is made to
Note 1.

     The increase in restricted funds as of June 30, 1995 as compared to December 31, 1994 is due to cash flow generated at Louisiana Tower which is being retained by the lender (see Note 4(b)).

     The decrease in prepaid expenses at June 30, 1995 as compared to December 31, 1994 is due primarily to the timing of payment of insurance premiums at each of the Partnership's consolidated investment properties.

     The decrease in escrow deposits, land and leasehold improvements, buildings and improvements, accumulated depreciation, and deferred expenses as of June 30, 1995 as compared to December 31, 1994 is due primarily to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995.

     The decrease in current portion of long-term debt and long-term debt, less current portion as of June 30, 1995 as compared to December 31, 1994 is primarily due to the sale of the Brittany Downs Apartments Phase I and Phase II during January 1995.

     The increase in due to affiliates as of June 30, 1995 as compared to December 31, 1994 is due primarily to interest accruing on the Partnership's obligation to fund, on demand, $2,400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc. ($1,200,000 for each), for additional paid in capital (as more fully discussed in Note 2(c)).

     The increase in accrued interest as of June 30, 1995 as compared to December 31, 1994 is primarily due to the compounding of interest on the loans secured by Louisiana Tower (Note 4(b)) and Wilshire Bundy Plaza (Note 4(d)) and the debt secured by the Partnership's interest in the South Tower Venture (Note 2(f)) for which the Partnership has suspended debt service payments, partially offset by the sale of the Brittany Downs Apartments Phase I and II in January 1995.

     The decrease in accrued real estate taxes as of June 30, 1995 as compared to December 31, 1994 is primarily due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995.

     The decrease in unearned rents as of June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the collection of rental income at Wilshire Bundy Plaza and Louis Joliet Mall.

     The decrease in rental income, mortgage and other interest, depreciation and property operating expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due primarily to the sale of Brittany Downs Apartments Phase I and II in January 1995. The decrease in rental income and property operating expenses for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 is partially offset by an increase in recoverable utility expense at Louis Joliet Mall and Wilshire Bundy Plaza.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the increase in 1995 in the average interest rate earned on the Partnership's investment in U.S. Government obligations.

     The increase in amortization of deferred expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the amortization of costs associated with the loan extension obtained at Mariners Pointe Apartments during the third quarter of 1994 (Note 4(c)).

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 is primarily due to the decrease in interest expense at 900 Third Avenue resulting from the extension of its mortgage loan in December 1994 (Note 2(e)). The increase in the Partnership's share of loss from operations of unconsolidated ventures for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is primarily due to the Partnership's share of a decrease in rental income at the 2 Broadway building relating to Bear Stearns vacating its space (approximately 11% of the building's leasable space) in April 1994 upon the expiration of its lease.

     The increase in the gain from the sale of investment properties and extraordinary item for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995 and the related gain recognized on forgiveness of debt (Note 4(a)).





PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On October 13, 1994, an action entitled TRAVELERS INSURANCE COMPANY V. SHREVEPORT PLAZA ASSOCIATES LIMITED PARTNERSHIP was initiated in the 1st Judicial District Court of Caddo Parish, Louisiana. In the lawsuit, Travelers Insurance Company ("Travelers"), as the holder of a first mortgage loan secured by the Louisiana Tower office building, seeks to foreclose the mortgage and obtain title to the property. In June 1994, the Partnership ceased making the required debt service payments on the first mortgage loan and commenced discussions with Travelers to obtain a further modification to the terms of the loan in order to eliminate current deficits being incurred for the property (the terms of the loan were previously modified in 1990). Travelers has refused to provide a further modification, and the Partnership has decided not to commit any significant additional amounts of capital to the property since the recovery of such amounts would be unlikely. In October 1994, a writ of sequestration and appointment of receiver was issued by the court upon the motion of Travelers. A receiver has been appointed and a third-party property manager is managing the property on the receiver's behalf. The Partnership is not contesting the foreclosure action. Title to the property is expected to transfer to Travelers in 1995.

     Reference is made to Note 2(e) for a discussion of certain other litigation involving the Partnership.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(c), 2(f), 4(b) and 4(d) and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included with this Report for a discussion of defaults under, and/or current attempts to obtain modifications of, loans secured by the 237 Park Avenue, 1290 Avenue of the Americas, 2 Broadway Office Building, the Wells Fargo South Tower and the Partnership's interest in the South Tower Venture, the Louisiana Tower and Wilshire Bundy Plaza, which discussions are hereby incorporated by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. Wilshire Bundy Plaza
     Los Angeles, California . . . . .     87%         87%         80%         80%      83%       87%
 2. Brittany Downs Apartments
     Phase I and II
     Thornton (Denver), Colorado . . .     96%         96%         96%         95%      N/A       N/A
 3. Mariners Pointe Apartments
     Stockton, California. . . . . . .     84%         86%         96%         91%      85%       91%
 4. 237 Park Avenue Building
     New York, New York. . . . . . . .     98%         98%         98%         98%      98%       98%
 5. 1290 Avenue of the
     Americas Building
     New York, New York. . . . . . . .     90%         91%         91%         94%      94%       94%
 6. 2 Broadway Building
     New York, New York. . . . . . . .     30%         19%         19%         18%      18%       18%
 7. 1090 Vermont Avenue
     Building
     Washington, D.C.. . . . . . . . .     99%         99%         99%         95%      95%       95%
 8. Louisiana Tower
     Shreveport, Louisiana . . . . . .     83%         86%         88%         88%      88%       88%
 9. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . .     99%         99%         98%         98%      97%       97%
10. 900 Third Avenue Building
     New York, New York. . . . . . . .     94%         94%         94%         94%      94%       96%
11. Wells Fargo Center
     South Tower
     Los Angeles, California . . . . .     97%         97%         97%         96%      96%       96%
12. Louis Joliet Mall
     Joliet, Illinois. . . . . . . . .     75%         72%         76%         79%      79%       80%

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

               10-U.    Amendment No. 1 to the Agreement of Limited
Partnership of Carlyle-XIV Associates, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation, as general partner, and Carlyle Real Estate Limited Partnership-XIV, an Illinois limited partnership, as limited partner, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

               10-V.    Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.


               27.      Financial Data Schedule

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  August 9, 1995