Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1995-11-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995    Commission file number 0-15962




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

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                       -------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $ 17,937,247       18,165,563
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .              --           2,129,166
  Restricted funds (note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . . .              --             457,674
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $427,559 and $791,916 at
    September 30, 1995 and December 31, 1994, respectively). . . . . . . . . . . .            251,972          621,516
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            206,629          141,055
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            110,354          376,378
                                                                                         ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,506,202       21,891,352
                                                                                         ------------     ------------
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . .          6,982,049       10,788,810
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        105,566,436      150,959,418
                                                                                         ------------     ------------
                                                                                          112,548,485      161,748,228
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .         35,943,191       49,431,004
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .         76,605,294      112,317,224
                                                                                         ------------     ------------
Investment in unconsolidated ventures, at equity
  (notes 1, 2 and 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,846,534        8,864,503
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,067,124        2,776,163
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,145,961        1,226,212
                                                                                         ------------     ------------
                                                                                         $106,171,115      147,075,454
                                                                                         ============     ============
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED
                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                       -------------       -----------
Current liabilities:
  Current portion of long-term debt (notes 2(f), 4(b), 4(d) and 4(e)). . . . . . .       $ 53,542,105       94,880,985
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,729,974        4,048,221
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,741,075        2,575,385
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,631,372       11,640,409
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            930,433          810,997
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            215,813          625,079
                                                                                         ------------     ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         66,790,772      114,581,076
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            422,308          423,743
Investment in unconsolidated ventures, at
  equity (notes 1, 2 and 7). . . . . . . . . . . . . . . . . . . . . . . . . . . .        178,839,611      167,376,693
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           1,443,153
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .         32,500,000       25,794,970
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3, 4, 5 and 6)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        278,552,691      309,619,635

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (20,830,731)     (20,281,012)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (1,316,336)      (1,235,319)
                                                                                         ------------     ------------
                                                                                          (22,146,067)     (21,515,331)
                                                                                         ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        351,746,836      351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (457,806,317)    (456,620,305)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (44,176,028)     (36,155,381)
                                                                                         ------------     ------------
                                                                                         (150,235,509)    (141,028,850)
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .       (172,381,576)    (162,544,181)
                                                                                         ------------     ------------
                                                                                         $106,171,115      147,075,454
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 4,228,089       5,541,534      13,206,557       16,404,140
  Interest income. . . . . . . . . . . . . . . . . . . .        277,258         261,378         860,204          699,445
  Other income . . . . . . . . . . . . . . . . . . . . .          --              --            400,856          400,000
                                                            -----------      ----------     -----------      -----------
                                                              4,505,347       5,802,912      14,467,617       17,503,585
                                                            -----------      ----------     -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      2,777,725       3,239,370       8,855,956        9,987,757
  Depreciation . . . . . . . . . . . . . . . . . . . . .      1,036,841       1,199,665       3,284,518        3,599,964
  Property operating expenses. . . . . . . . . . . . . .      2,584,115       2,893,900       6,848,487        8,529,627
  Professional services. . . . . . . . . . . . . . . . .         87,658          18,491         550,762          431,220
  Amortization of deferred expenses. . . . . . . . . . .        155,288         107,034         443,114          315,388
  General and administrative . . . . . . . . . . . . . .        508,678         291,441         904,169          540,099
                                                            -----------      ----------     -----------      -----------
                                                              7,150,305       7,749,901      20,887,006       23,404,055
                                                            -----------      ----------     -----------      -----------
        Operating loss . . . . . . . . . . . . . . . . .     (2,644,958)     (1,946,989)     (6,419,389)      (5,900,470)
Partnership's share of operations of
  unconsolidated ventures
  (notes 1, 2 and 7) . . . . . . . . . . . . . . . . . .    (33,148,476)     (4,394,381)    (42,102,148)     (12,236,290)
                                                            -----------      ----------     -----------      -----------
        Net operating loss . . . . . . . . . . . . . . .    (35,793,434)     (6,341,370)    (48,521,537)     (18,136,760)
Gain on sale or disposition of investment
  properties (notes 2(b), 4(a) and 4(b)) . . . . . . . .      7,784,269           --         14,423,043            --
Gain on sale or disposition of unconsolidated
  venture. . . . . . . . . . . . . . . . . . . . . . . .          --          1,702,082           --           1,702,082
                                                            -----------      ----------     -----------      -----------
        Net loss before extra-
          ordinary items . . . . . . . . . . . . . . . .    (28,009,165)     (4,639,288)    (34,098,494)     (16,434,678)

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------      -----------
Extraordinary items:
  Gain on forgiveness of indebtedness
    (note 4(a)). . . . . . . . . . . . . . . . . . . . .          --              --          1,586,624            --
  Partnership's share of gain on extinguishment
    of indebtedness of unconsolidated venture
    (note 2(c)). . . . . . . . . . . . . . . . . . . . .     30,980,232           --         30,980,232            --
  Prepayment penalty on refinanced long-term debt
    (note 4(e)). . . . . . . . . . . . . . . . . . . . .       (204,093)          --           (204,093)           --
                                                            -----------      ----------     -----------      -----------
        Net earnings (loss). . . . . . . . . . . . . . .    $ 2,766,974      (4,639,288)     (1,735,731)     (16,434,678)
                                                            ===========      ==========     ===========      ===========
        Net earnings (loss) per limited
         partnership interest (note 1):
          Net operating loss . . . . . . . . . . . . . .    $    (87.62)         (15.18)        (118.08)          (43.41)
          Gain from sale or disposition of
            investment properties  . . . . . . . . . . .          19.22           --              35.60            --
          Gain from sale or disposition of
            unconsolidated ventures. . . . . . . . . . .          --               4.20           --                4.20
          Extraordinary items. . . . . . . . . . . . . .          75.97           --              79.89            --
                                                            -----------      ----------     -----------      -----------
            Net earnings (loss). . . . . . . . . . . . .    $      7.57          (10.98)          (2.59)          (39.21)
                                                            ===========      ==========     ===========      ===========

        Cash distributions per limited
          partnership interest . . . . . . . . . . . . .    $    --               --              20.00            --
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (1,735,731)      (16,434,678)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,284,518         3,599,964
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         443,114           315,388
    Amortization of deferred rental income . . . . . . . . . . . . . . . . . . . . . .           --              110,515
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . . . . .         189,799           460,756
    Partnership's share of operations of unconsolidated ventures . . . . . . . . . . .      42,102,148        12,236,290
    Gain on sale or disposition of investment properties (note 4(a)) . . . . . . . . .     (14,423,043)            --
    Gain on sale of interest in unconsolidated venture (note 2(b)) . . . . . . . . . .           --           (1,702,082)
    Extraordinary items (notes 2(b), 4(a) and 4(e)). . . . . . . . . . . . . . . . . .     (32,362,763)            --
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         457,674         1,629,584
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         369,544          (231,281)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (65,574)         (219,757)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (97,854)         (104,035)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,251           272,886
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (311,018)          106,662
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         165,690            88,870
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (409,266)         (361,853)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,607,778         2,268,858
    Deferred interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,200,233        (1,759,195)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         119,436           100,190
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,029           177,702
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (590,542)          (12,446)
                                                                                          ------------       -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .       3,071,423           542,338
                                                                                          ------------       -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . .       2,129,166        (2,301,061)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .      (1,014,630)       (2,113,822)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .       1,369,320         4,980,081
  Cash proceeds from sale of investment properties (note 4(a)) . . . . . . . . . . . .       2,795,768             --
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .         (10,000)         (779,583)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (318,462)         (723,432)
                                                                                          ------------       -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . .       4,951,162          (937,817)
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (376,203)         (514,595)
  Proceeds received on refinancing of long-term debt . . . . . . . . . . . . . . . . .         431,059             --
  Prepayment penalty on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (204,093)            --
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .         (81,017)            --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (8,020,647)            --
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .      (8,250,901)         (514,595)
                                                                                          ------------       -----------
        Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .        (228,316)          910,074
        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . .      18,165,563        17,255,489
                                                                                          ------------       -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $ 17,937,247        18,165,563
                                                                                          ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  2,969,249         9,017,338
                                                                                          ============       ===========
  Sale of investment properties:
    Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . . . . . .    $ 17,925,768             --
    Principal balances due on mortgages payable. . . . . . . . . . . . . . . . . . . .     (15,130,000)            --
                                                                                          ------------       -----------
          Cash proceeds from sale of investment property,
            net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,795,768             --
                                                                                          ============       ===========
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------

  Forgiveness of indebtedness - Brittany Downs Apartments -
    Phase II (note 4(a)):
      Balance due on long-term debt cancelled. . . . . . . . . . . . . . . . . . . . .    $    495,310             --
      Accrued interest on long-term debt cancelled . . . . . . . . . . . . . . . . . .       1,455,191             --
      Reduction of escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        (363,877)            --
                                                                                          ------------       -----------
          Extraordinary item due to forgiveness of indebtedness
            secured by Brittany Downs Apartments - Phase II. . . . . . . . . . . . . .    $  1,586,624             --
                                                                                          ============       ===========

  Non-cash financing activities:
    Gross proceeds from refinancing of long-term debt (note 4(e)). . . . . . . . . . .    $ 26,000,000             --
    Principal and interest paid at closing . . . . . . . . . . . . . . . . . . . . . .     (24,985,162)            --
    Prepayment penalty . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (204,093)            --
    Payment of deferred mortgage expense . . . . . . . . . . . . . . . . . . . . . . .        (379,686)            --
                                                                                          ------------       -----------
          Proceeds received on refinancing of long-term debt . . . . . . . . . . . . .    $    431,059             --
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

                            SEPTEMBER 30, 1995 AND 1994

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
                                  1995                         1994
                        ------------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                      ------------     ---------     ----------    ---------
Net earnings
 (loss). . . . . . . . $(1,735,731)  (19,607,175)   (16,434,678) (17,409,300)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . . . . $     (2.59)       (50.66)        (39.21)      (41.67)
                       ===========   ===========    ===========   ==========

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($17,855,000 and $18,160,000 at September 30, 1995 and December 31,
1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. While a complete determination of the requirements to comply with the ordinance is not as yet completed, it is estimated that the cost of such repairs, which have been accrued for and are included in accounts payable in the accompanying consolidated financial statements, could be approximately $3 million.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less that the existing non-recourse debt which is secured by the property.

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

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not finalized its assessment of the full impact of adopting SFAS 121, it is likely that additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures. Such provisions, including the Partnership's share of such unconsolidated venture provisions, are currently estimated to total approximately $16,000,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(2)   VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1995 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,607,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

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

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates their redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard their share of the pre-sale settlement with Federated department stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. The Partnership currently intends to retain these funds for working capital purposes.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, the distribution to OOUV of the $4,300,000 and the potential future distribution of $3,400,000 amounts as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000 as discussed above. Orchard distributed to each of the respective partners their share ($1,702,082) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting and Federal income tax purposes in 1994.

Upon receipt of all or a portion of the remaining contingent amounts, Orchard and the Partnership would expect to recognize additional gain for financial reporting and Federal income tax purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amounts will be received.

     (c)  JMB/NYC

     The Partnership owns indirectly, through Carlyle-XIV Associates, L.P. and JMB/NYC, an interest in (i) the 237 Park Avenue Associates venture which owns an existing 23-story office building, (ii) the 1290 Associates venture which owns an existing 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Co. ventures which sold their 32-story office building in September 1995 (together "Three Joint Ventures" and individually a "Joint Venture"). All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O & Y Equity Company, L.P. and O & Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O&Y").

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     JMB/NYC is a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIV Associates, L.P. in exchange for its limited partnership interest in that partnership. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership became a 40% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund, on demand, $1,200,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 50%.

     The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an agreement with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain preference amounts, as defined.
The agreement would also, among other things, provide for no further allocation from the Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Joint Ventures only to the extent of cash flow distributions to JMB/NYC.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items
is contained below.   As part of the Agreements, in order to facilitate the
restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance that such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18.3 million. As a result of this sale and the disposition of its interest in the 2 Broadway Joint Ventures, JMB/NYC recognized a net gain of approximately $10,000,000 for financial reporting purposes. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was re-allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.
A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration of JMB/NYC's acquisition of its interest in the Three Joint Ventures including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. Although JMB/NYC has had discussions with the Olympia & York affiliates and certain of the creditors concerning possible restructuring proposals, because of the preliminary status and the complexity of the proposals, as well as the current divergence in the interests of certain of the creditors, the Partnership does not know at this time how a restructuring would affect the Joint Ventures, JMB/NYC's ownership interest therein and/or the effectuation of various transactions pursuant to the Agreement. One or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $14,272,592 and $35,158,225 at September 30, 1995 and December 31, 1994,
respectively. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $20,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $44,487,575 at September 30, 1995. During 1994 and through September 30, 1995, no payments were made on the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $20 million. As discussed more fully below, the 2 Broadway Joint Ventures concluded the sale of the 2 Broadway Building at a price which did not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, $20,000,000 of the 2 Broadway Purchase Notes has been reallocated and is payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization were allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement reached in March 1993 between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide for no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There was no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Under the terms of the Three Joint Ventures' agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The Olympia & York affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for the purpose of calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate were fixed at 12-3/4% per annum (versus the variable short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at March 31, 1995 was approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the nine months ended September 30, 1995 was $87,363,401. Based upon the amount of interest determined by JMB/NYC for the nine months ended September 30, 1995, interest expense for the Three Joint Ventures was $51,700,688. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $108,734,142 (of which the Partnership's share is $25,280,688) for the period of July 1, 1993 through September 30, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     The terms of the current joint venture partnership agreements between the Olympia & York affiliates and JMB/NYC for the Three Joint Ventures provide, in the event of a dissolution and liquidation of a Joint Venture, that if there is a deficit balance in the tax basis capital account of JMB/NYC, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/NYC generally would be required to contribute cash to the Joint Venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of a Joint Venture's property generally would be allocated to the joint venture partner or partners then having a deficit balance in its or their

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


respective capital accounts in accordance with the terms of the joint venture agreement. However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of a Joint Venture, JMB/NYC would be required to contribute funds to the Joint Venture (regardless of whether any proceeds were received by JMB/NYC from the disposition of the Joint Venture's property) to eliminate any remaining deficit capital account balance.

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make any additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $165,569,119 at September 30, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     The 237 Park Avenue and 1290 Avenue of the Americas office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. A restructuring of the loan now appears likely to depend on the restructuring of the ownership interest of various affiliates of O&Y in a number of office buildings, as discussed above. The Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender.
Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum.

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

     (d)  JMB/Piper

     Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1991, 1992, 1993 or 1994. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992, 1993 and 1994 totalled $923,362, $1,390,910 and $353,251 respectively. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6)) has agreed to defer receipt of its management fee until a later date. As of September 30, 1995, the manager has deferred approximately $2,832,000 ($2,357,000 of which represents fees deferred through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

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

     During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet). The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant leased an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market which is significantly lower than the reduced rental rate on the tenant's current occupied space.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During the second quarter of 1994, a major tenant and joint venture partner, Piper Jaffray, Inc. (275,758 square feet) agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995 into space previously leased to tenants whose leases expire just prior to the effective dates for Piper Jaffray, Inc.'s expansions. The expansion space lease expiration date will be coterminous with Piper Jaffray, Inc.'s existing lease expiration date of March 2000 and the net effective rental rate approximates market.

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

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership, C-XV and JMB/900, which has enabled the Partnership and C-XV to refile its previously asserted claims against the unaffiliated joint venture partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement.

Under certain circumstances, JMB/900 may consider purchasing one or all of the unaffiliated venture partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow (as defined) after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for the payment of real estate taxes as well as for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. During April and July 1995, the venture deposited approximately $1,300,000 and $1,200,000, respectively, (representing net cash flow (as defined)) generated by the property during the first and second quarter, respectively into escrow under the terms of the loan extension, for the payment of real estate taxes. The agreement provides, however, that the joint venture can immediately repay itself, out of the first available net cash flow (after the payment of real estate taxes), certain costs incurred and deposits made by the joint venture in connection with the loan extension. As of September 30, 1995, approximately $1,300,000 of these amounts have been repaid to the joint venture (of which the Partnership's share is approximately $433,000).

     (f)  South Tower

     The mortgage note secured by the South Tower Office Building in Los Angeles, California, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension or refinancing of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through September 1, 1995 while the venture continued to negotiate an extension or refinancing of the note with the lender. In 1995, the lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership also has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes.

In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD as compared to amounts which would have been received under the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000, all of which has been received as of September 30, 1995. The other law firm, which has vacated its space and is no longer paying rent, has filed for bankruptcy. The collectability of amounts owed by such tenant under its lease obligation is uncertain. In the absence of an extension or refinancing of the notes, and due to the uncertainty that IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at September 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

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

     As a result of the reduced debt service payments under the new loan, the property is currently producing cash flow for the joint venture. Consequently, the Partnership and joint venture partners received distributions totalling approximately $1.4 million since the effective date of the refinancing (the Partnership's share was approximately $700,000). Such distributions represented a partial return of the additional capital contributed.

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

     Subsequent to the end of the quarter, the joint venture commenced marketing the property for sale. There can be no assurance, however, that a sale will be finalized.

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

     (c)  Louisiana Tower

     A summary description of the disposition is contained in note 4(b).


(4)  LONG-TERM DEBT

     (a)  Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II did not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership had been paying a reduced amount of debt service since November 1990. Although, the Partnership was negotiating to obtain a loan modification to reduce the property's required debt service payments, the Partnership was placed in default during the fourth quarter 1992, for failure to pay the required debt service. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest were classified as current liabilities in the accompanying consolidated financial statements at December 31, 1994. Based upon the notice of default, the total amount of interest in arrears on the existing mortgage notes for Brittany Downs Apartment Phase II in the principal amount of $8,645,310 as of December 31, 1994, was $1,455,200.

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

     (b)  Louisiana Tower

     During 1988, Louisiana Tower restructured its existing mortgage note with the lender. In 1990, the Partnership further restructured the loan in order to reduce current and anticipated deficits resulting from the termination of a major tenant's lease and costs associated with leasing. The terms of the agreement required debt service payments in an amount equal to the monthly cash flow generated by the property (before payment of property management fees) plus $100,000 per annum for a five-year period commencing with the January 1990 payment. The cash flow of the property was escrowed monthly and remitted to the lender annually on March 31. The difference between the above pay rate and the contract pay rate of 9% per annum on the principal balance accrued at 9% per annum compounded monthly until maturity when the principal and accrued interest was to be due and payable. The existing modification period expired and the loan matured in January 1995. The Partnership decided that it would not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and sought further modifications to the loan. The lender was unwilling to provide further modifications to the loan and began foreclosure proceedings in October 1994. A receiver was appointed for the property and a third party manager was appointed to manage the property on the receiver's behalf. Title to the property was transferred to the lender on August 30, 1995. The Partnership recognized a gain of $7,784,268 for financial reporting purposes and approximately $3,300,000 for Federal income tax purposes in connection with this transfer with no distributable proceeds.

     (c)  Mariners Pointe

     During the third quarter of 1994, the Partnership obtained a two year extension of the existing $6,500,000 mortgage loan. The new maturity date is October 1, 1996. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at September 30, 1995 was 3.25% per annum for an interest rate of 6.00% per annum as of that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     (d)  Wilshire Bundy Plaza

     The Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs and earthquake repair costs (note 1) over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. As of the date of this report, $4,991,065 of principal and interest is in arrears relating to this mortgage loan. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest has been classified as a current liability in the accompanying consolidated financial statements at September 30, 1995 and December 31, 1994. The lender began foreclosure proceedings in October 1995. A receiver has been

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


appointed for the property and the previously affiliated third party property manager continues to manage the property on behalf of the receiver. Title to the property is expected to transfer to the lender in 1996. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes in 1996 in connection with this transfer with no distributable proceeds. Reference is made to Part II Other Information Item 1 Legal Proceedings for a discussion of the foreclosure action.

     (e)  Louis Joliet Mall

     The second mortgage loan matured on September 1, 1995. During September 1995, the Partnership finalized a refinancing of the property's first (with a principal balance of approximately $12,400,000) and second (with a principal balance of $10,000,000 and accrued and deferred interest of approximately $2,500,000) mortgage loans with a new seven year first mortgage loan in the amount of $26,000,000. Such refinancing resulted in approximately $430,000 in net proceeds after payment of the existing loans, closing costs and prepayment penalty, which the Partnership has decided to retain for working capital purposes. The new first mortgage loan bears interest at 8.03% per annum with monthly interest only payments for the first eighteen months and monthly principal and interest payments based upon a 25 year amortization schedule thereafter. The new loan matures on October 1, 2002 and can be prepaid after the second loan year with a yield maintenance prepayment penalty. The first mortgage loan bore interest of 8.75% per annum and originally was to mature in April 1998. The second mortgage loan bore interest of 10% per annum. As a result of the early refinancing of the first mortgage loan, the Partnership paid a prepayment penalty of approximately $204,000.

     (f)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center (South Tower Office Building) (with a balance of $194,582,781 as of September 30, 1995) as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $245,000 and $918,750 as of December 31, 1994 and September 30, 1995,
respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension or refinancing of the mortgage note and the promissory note. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at September 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.


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


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's consolidated ventures) to the Corporate General Partner and its affiliates as of September 30, 1995 and 1994 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                   September 30,
                                          1995          1994           1995
                                        --------      -------      -------------
Property management
 and leasing fees. . . . . . . . .      $315,929      794,430           6,592
Insurance commissions
 (refunds) . . . . . . . . . . . .        64,062       65,039            --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . . . . .        16,633       66,012           1,165
                                        --------      -------           -----
                                        $396,624      925,481           7,757
                                        ========      =======           =====

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties. For the nine months ended September 30, 1995 and fiscal 1994, such costs aggregated $625,571 and $214,504, respectively, all of which was paid as of September 30, 1995. All amounts deferred or currently due to the Corporate General Partner and its affiliates do not bear interest and are expected to be repaid in future periods.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties, is not expected to have a material effect on the operations of the Partnership.

     Reference is made to note 2(c) regarding the Partnership's obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of September 30, 1995, these obligations bore interest at 5.78% per annum and interest accrued on these obligations was $341,075.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its property management fees as more fully discussed in note 2(d). Such fees were approximately $2,357,000 at September 30, 1995.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the nine months ended September 30, 1995 were approximately $8,700, all of which have been paid.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Orchard Associates (note 2(b)), JMB/NYC, JMB/Piper, JMB/Piper II, South Tower, JMB/900 and 1090 Vermont for the nine months ended September 30, 1995 and 1994 are as follows:

                                                          1995          1994
                                                      ------------   -----------
  Total income from properties
    (unconsolidated) . . . . . . . . . . . . . . . .  $181,697,760   196,485,734
                                                      ============   ===========
  Operating loss of ventures . . . . . . . . . . . .  $ 53,594,673    26,184,946
                                                      ============   ===========
  Partnership's share of
    operating loss . . . . . . . . . . . . . . . . .  $ 42,102,148    12,236,290
                                                      ============   ===========
  Partnership's share of
    gain on sale of
    interest . . . . . . . . . . . . . . . . . . . .  $      --        1,702,082
                                                      ============   ===========
  Partnership's share of
    gain on extinguishment
    of indebtedness. . . . . . . . . . . . . . . . .  $ 30,980,232        --
                                                      ============   ===========

(8)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $17,937,000. Such funds are available for distributions to partners and working capital requirements including the Partnership's potential funding obligations for cash operating deficits currently being incurred at the Mariner's Pointe Apartments and Louis Joliet Mall. In February 1995, the Partnership distributed $8,020,647 to the Limited Partners ($20 per limited partnership interest) and $81,017 to the General Partners out of proceeds from the sale or refinancing of certain investment properties. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $3,438,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $4,616,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon net cash generated by the Partnership's investment properties, debt modifications for certain of the Partnership's investment properties and the sale or refinancing of such investments. However, due to the property specific factors discussions below, the Partnership considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be significant sources of future long-term operational cash generated. Due to the above situations and the property specific concerns discussed below, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     As of September 30, 1995, the current portion of the long-term indebtedness of the Partnership and its consolidated ventures was approximately $53,542,105, including the entire indebtedness encumbering Wilshire Bundy Plaza and the Partnership's interest in the Wells Fargo South Tower office building. Reference is made to Notes 2(f) and 4(d).

     Piper Jaffray Tower

     At the Piper Jaffray Tower, occupancy increased slightly to 98% during the quarter, up from 97% at the end of the second quarter.

     The Minneapolis office market remains competitive due to the significant amount of new office building developments, which has caused effective rental rates achieved at Piper Jaffray Tower to be below expectations. During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet). The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant leased an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market, which is significantly lower than the reduced rental rate on the tenant's current occupied space.

     During the second quarter of 1994, Piper Jaffray, Inc. (275,758 square feet) agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995 into space previously leased to tenants whose leases expire just prior to the effective dates for Piper's expansions. The expansion space lease expiration date will be coterminous with Piper's existing lease expiration date of March 2000 and the net effective rental rate approximates market.

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after payment of fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992, 1993 and 1994 totalled $923,362, $1,390,910 and $353,251 respectively. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see Note 6) has agreed to defer receipt of its management fee until a later date. As of September 30, 1995, the manager has deferred approximately $2,832,000 of management fees ($2,357,000 of which represents fees deferred through November 1994). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 2(d) for further discussion of this investment property.

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

     JMB/NYC

     Occupancy at 1290 Avenue of the Americas remained at 94% during the quarter. A new lease with Alex Brown (78,000 square feet or approximately 4% of the building's leasable space) was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Approximately 21% of the building's space under tenant leases will expire by the end of 1995. During the third quarter of 1995, the Joint Venture that owns the building executed a lease with a major insurance company for a lease of approximately 506,000 square feet of space in the building with a fifteen year term with occupancy to commence in 1996. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994 JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code.

In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization.
Bankruptcy filings for the other Joint Ventures are expected to occur later in 1996. The reorganization plans are expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gains for Federal income tax purposes with no corresponding distributable proceeds.

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. Although JMB/NYC has had discussions with the Olympia & York affiliates and certain of the creditors concerning possible restructuring proposals, because of the preliminary status and the complexity of the proposals, as well as the current divergence in the interests of certain of the creditors, the Partnership does not know at this time how a restructuring would affect the Joint Ventures, the JMB/NYC's ownership interest therein and/or the effectuation of various transactions pursuant to the Agreement. One or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

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

     The 237 Park Avenue and 1290 Avenue of the America's office buildings serve as collateral for the first mortgage loan. A restructuring of the loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings, as discussed below. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18.3 million. As a result of this sale and the disposition of its interest in the 2 Broadway Joint Ventures, JMB/NYC recognized a net gain of approximately $10,000,000 for financial reporting purposes. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was reallocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.

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

     1090 Vermont Avenue Building

     During the quarter, occupancy of this office building decreased slightly to 93%, down from 95% at the end of the second quarter. Through 1993, the Partnership and joint venture partners contributed a total of $4,076,000 ($2,038,000 by the Partnership) to the joint venture to cover releasing costs and costs of a lobby renovation. The Partnership and joint venture partner had agreed that the contributions made to the joint venture would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. In 1993, the joint venture finalized a refinancing of the existing mortgage loan with a new loan in the amount of $17,750,000. The refinancing resulted in net proceeds of approximately $2,259,000 for the joint venture. Of such proceeds, $1,785,560 (of which the Partnership's share was $889,064) was distributed to the venture partners in December 1993 as a partial return of the additional capital contributed. As a result of the reduced interest payments under the new loan, the property produced cash flow for the joint venture in 1994. Consequently, the Partnership and joint venture partners received distributions totaling approximately $1.4 million since the effective date of the refinancing (the Partnership's share was approximately $700,000). Such distributions represent a partial return of the additional capital contributed.

     Old Orchard Shopping Center

     In the third quarter of 1993, Orchard Associates in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each have a 50% interest, sold its interest in the Old Orchard shopping center (reference is made to Note 2(b)).

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard their share of the pre-sale settlement with Federated department stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226.
The Partnership currently intends to retain these funds for working capital purposes.

     Wilshire Bundy Plaza

     Occupancy at the Wilshire Bundy Plaza decreased slightly to 86% during the quarter, down from 87% at the end of the second quarter. From October 1995 through 1996, approximately 26% of the building's square feet under tenant leases expires. Included in such expirations is Bozell, Jacobs, Kenyan & Eckhardt (40,000 square feet or approximately 14% of the building's leasable space) who informed the Partnership that it would not be renewing its lease that expires in May 1996. In addition, several tenants have approached the Partnership seeking space and/or rent reductions. The Partnership is working with its existing tenants and aggressively seeking replacement tenants for current and future vacant space. The Brentwood office market (the competitive market for the building) remains competitive with a current vacancy rate of approximately 14%. While office building development in this market is virtually at a standstill, the Partnership does not expect a significant improvement in the competitive market conditions for several years.

  The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. During June 1995, the Partnership received notice from the City of Los Angeles which requires the Partnership to submit a report to the City which indicates the number of welded connections damaged and proposed repair procedures by no later than December 20, 1995. All repairs must be completed by no later than March 19, 1998. While a complete determination of the requirements to comply with the ordinance is not as yet completed, it is estimated that the cost of such repairs, which have been accrued for and are included in accounts payable in the accompanying consolidated financial statements, could be approximately $3 million (none of which had been budgeted).

     In 1995, and for several years beyond, the property will not generate enough cash flow to pay for the costs associated with releasing the space under leases which expire, the capital costs associated with the seismic repair, and the required debt service payments. Consequently, the Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs and earthquake repair costs (discussed above) over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. As of the date of this report, $4,991,065 of principal and interest is in arrears relating to this mortgage loan. Accordingly, the principal balance of the property's underlying mortgage loan ($41,292,105) and related accrued interest ($4,371,671) has been classified as a current liability in the accompanying consolidated financial statements as of September 30, 1995. The lender began foreclosure proceedings in October 1995. A receiver has been appointed for the property and the previously affiliated third party property manager continues to manage the property on behalf of the receiver. Title to the property is expected to transfer to the lender in 1996. This property represents approximately 9% of the Partnership's original cash investment in real properties. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes in 1996 in connection with this transfer with no distributable proceeds.

     Wells Fargo Center

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, which originally leased approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture has entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space with occupancy beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts which would have been due under the IBM lease and the LAUSD lease. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000, all of which has been received as of September 30, 1995. The other law firm, which has vacated its space, has filed for bankruptcy. The collectability of amounts owed by such tenant under its lease obligation is uncertain. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back in 1992 from the two tenants noted above and the expansion of one of the other major tenants in the building. The property produced cash flow and distributed approximately $1,963,000 to the Partnership in 1994.

     The mortgage note secured by the property (with a balance of $194,582,781 as of September 30, 1995), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $245,000 and $918,750 as of December 31, 1994 and September 30, 1995, respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through September 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Notes 2(f) and 4(f).

     900 Third Avenue Building

     During the quarter, occupancy of this building remained at 96%. The midtown Manhattan market remains competitive. Approximately 44,000 square feet (approximately 8% of the building's leasable square footage) of leased space expires in 1995 and 1996. The manager has signed a long term lease with Zweig Advisors, Inc. to occupy 25,900 square feet (approximately 5% of the building's leasable square footage) of this space upon the existing lease expiration on March 1, 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the property joint venture for the payment of property taxes and for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension. As of September 30, 1995, approximately $1,300,000 of these amounts have been repaid to the joint venture (of which the Partnership's share is approximately $433,000). During April and July 1995, the venture deposited approximately $1,300,000 and $1,200,000, respectively, (representing cash flow generated during the first quarter and second quarter, respectively) into escrow under the terms of the loan extension, for the payment of property taxes.

     Louis Joliet Mall

     Occupancy at this mall increased to 87% (excluding the effect of the move-out of General Cinema, Inc., as discussed below), up from 80% at the end of the second quarter, primarily due to new tenants, Italiani's (7,218 square feet, or approximately 2.5% of the mall's leasable space), Joliet Public Library (4,727 square feet, or approximately 1.5% of the mall's leasable space) and Lechters (3,300 square feet, or approximately 1% of the mall's leasable space), taking occupancy during the quarter. During the fourth quarter of 1994, General Cinema, Inc. (14,587 square feet or approximately 5% of the mall space) ceased its operations within the mall. The Partnership and the tenant are currently seeking a new operator to run the theaters at the mall. The tenant continues to pay rent in accordance with its lease (which expires December 31, 1998) and as of the date of this report, all amounts due from the tenant under the lease have been received.

     During the third quarter of 1993, Al Baskin Co. (19,960 square feet or approximately 7% of the mall space) informed the Partnership that even though its lease does not contain provisions allowing it to terminate its lease, it believed it had the right and intended to terminate its lease effective December 31, 1993 (as opposed to the original lease expiration of December 31, 2003). In response, during the third quarter of 1993, the Partnership filed an anticipatory breach lawsuit against the tenant in order to prevent the tenant from vacating its space and cease paying rent to the Partnership. Subsequently, the Partnership and tenant entered into a temporary agreement under which the tenant continues to operate its store and pay rent. As of the date of this report, all amounts due from the tenant under the lease have been received. The Partnership believes the tenant's position is without merit and intends to enforce the original terms of the lease. On November 9, 1995, Al Baskin filed for protection under Chapter 11 of the U.S. Bankruptcy Code. According to published reports, in connection with its reorganization, Al Baskin intends to repudiate its leases and close several of its stores including the store at Louis Joliet Mall by February 1, 1996. The Partnership has only begun to assess this situation and the remedies available to it by law. In the short term, if Al Baskin is successful in repudiating its lease and closing its store, there will be an adverse affect on the property's occupancy and cash flow. The long term affects on the property cannot be determined at this time. In addition, the Partnership is uncertain as to what will happen with the above discussed ongoing litigation.

     A mall enhancement program for the center was completed in November 1994 at a cost of approximately $2,500,000. The enhancement program included new flooring, signage and mall entranceways. Costs were funded from the property's operating cash flow and the Partnership's working capital reserve.

     The second mortgage loan matured on September 1, 1995. During September 1995, the Partnership refinanced the first mortgage and second mortgage loans with a new mortgage with the first mortgage lender. The terms of the mortgage loan are for a $26,000,000 seven year term at an interest rate of 8.03% per annum. The first mortgage loan bore interest of 8.75% per annum and was to mature in April 1998. The second mortgage loan bore interest of 10% per annum. As a result of the early refinancing of the first mortgage loan, the Partnership paid a prepayment penalty of approximately $204,000. The Partnership received approximately $430,000 in net proceeds after payment of the existing loans, closing costs and prepayment penalty.

     Louisiana Tower

     The property operated at a small deficit in 1994 as a result of the 1990 debt modification as more fully discussed in Note 4(b). The existing modification period expired and the loan (with an outstanding principal balance of $22,173,850 at August 30, 1995) matured in January 1995. The Partnership decided that it would not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and sought further modifications to the loan. The lender was unwilling to provide further modifications to the loan and began foreclosure proceedings in October 1994. A receiver was appointed for the property and a third party manager was appointed to manage the property on the receiver's behalf. Title to the property transferred to the lender on August 30, 1995. This property represents approximately 5% of the Partnership's original cash investment in real properties. The Partnership recognized a gain of $7,784,268 for financial reporting purposes and approximately $3,300,000 for Federal income tax purposes in connection with this transfer with no distributable proceeds.

     Mariners Pointe Apartments

     Occupancy at the Mariners Pointe Apartments increased during the quarter to 96%, up from 91% at the end of second quarter. The property has operated at a small deficit in 1994 and 1995. During the third quarter of 1994, the Partnership obtained a two-year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at September 30, 1995 was 3.25% per annum resulting in an interest rate of 6.00% per annum on that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     Subsequent to the end of the quarter, the joint venture commenced marketing the property for sale. There can be no assurance, however, that a sale will be finalized.

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

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining properties as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (with the possible exception of the Partnership's interest in JMB/NYC) (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments. However, in light of current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although, the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment.

RESULTS OF OPERATIONS

     At September 30, 1995 and 1994, the Partnership owned ten and twelve investment properties, respectively, all of which were operating.

     The aggregate decrease in the balance of cash and cash equivalents and short-term investments as of September 30, 1995 as compared to December 31, 1994 is primarily due to the distribution to partners of $8,101,664 in February 1995, partially offset by the receipt of $2,795,768 relating to the sale of Brittany Downs Apartments Phase I and Phase II in January 1995 and the receipt of $1,041,820, in July 1995 relating to the sale of Old Orchard (Note 2(b)). The decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at September 30, 1995. Reference is made to Note 1.

     The decrease in restricted funds as of September 30, 1995 as compared to December 31, 1994 is due to the disposition of Louisiana Tower in August 1995 (see Note 4(b)).

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is due primarily to the timing of payment of insurance premiums at each of the Partnership's consolidated investment properties.

     The decrease in interest, rents and other receivables, escrow deposits, land and leasehold improvements, buildings and improvements, accumulated depreciation, and deferred expenses as of September 30, 1995 as compared to December 31, 1994 is due primarily to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995 (Note 4(a)) and the disposition of Louisiana Tower in August 1995.

     The decrease in current portion of long-term debt, accrued interest, and long-term debt, less current portion as of September 30, 1995 as compared to December 31, 1994 is primarily due to the sale of the Brittany Downs Apartments Phase I and Phase II during January 1995, the disposition of Louisiana Tower in August 1995, and the refinancing of the first and second mortgage notes at Louis Joliet Mall in September 1995. The decrease in accrued interest as of September 30, 1995 as compared to December 31, 1994 is partially offset by the compounding of interest on the loan secured by Wilshire Bundy Plaza (Note 4(d)) and the debt secured by the Partnership's interest in the South Tower Venture (Note 2(f)) for which the Partnership has suspended debt service payments.

     The increase in due to affiliates as of September 30, 1995 as compared to December 31, 1994 is due primarily to interest accruing on the Partnership's obligation to fund, on demand, $2,400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc. ($1,200,000 for each), for additional paid in capital (as more fully discussed in Note 2(c)).

     The increase in accrued real estate taxes as of September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of real estate taxes at Wilshire Bundy Plaza, partially offset by the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995.

     The decrease in unearned rents as of September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the collection of rental income at Wilshire Bundy Plaza and Louis Joliet Mall.

     The decrease in other liabilities as of September 30, 1995 as compared to December 31, 1994 is primarily due to the disposition of Louisiana Tower in August 1995.

     The decrease in rental income, mortgage and other interest, depreciation and property operating expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due primarily to the sale of Brittany Downs
Apartments Phase I and II in January 1995 and the disposition of Louisiana Tower in August 1995.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the increase in 1995 in the average interest rate earned on the Partnership's investment in U.S. Government obligations.

     The increase in professional services for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1995 is primarily due to professional fees incurred in conjunction with the refinancing of Louis Joliet Mall in September 1995 and the disposition of the Louisiana Tower in August 1995.

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the amortization of costs associated with the loan extension obtained at Mariners Pointe Apartments during the third quarter of 1994 (Note 4(c)).

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 6.

     The increase in the Partnership's share of loss from operations of unconsolidated ventures and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated venture for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the Partnership's share of loss from the disposition of the 2 Broadway ventures (Note 2(c)) and the related gain on the extinguishment of indebtedness.

     The increase in the gain from the sale or disposition of investment properties and extraordinary items for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995 and the related gain recognized on forgiveness of debt (Note 4(a)), the refinancing of Louis Joliet Mall in September 1995 and related prepayment penalty (Note 4(e)) and the disposition of Louisiana Tower in August 1995.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On October 13, 1994, an action entitled TRAVELERS INSURANCE COMPANY V. SHREVEPORT PLAZA ASSOCIATES LIMITED PARTNERSHIP was initiated in the 1st Judicial District Court of Caddo Parish, Louisiana. In the lawsuit, Travelers Insurance Company ("Travelers"), as the holder of a first mortgage loan secured by the Louisiana Tower office building, sought to foreclose the mortgage and obtain title to the property. In June 1994, the Partnership ceased making the required debt service payments on the first mortgage loan and commenced discussions with Travelers to obtain a further modification to the terms of the loan in order to eliminate current deficits being incurred for the property (the terms of the loan were previously modified in 1990). Travelers refused to provide a further modification, and the Partnership decided not to commit any significant additional amounts of capital to the property since the recovery of such amounts would be unlikely. A receiver appointed pursuant to a court order did not contest the foreclosure action, and title to the property was transferred to Travelers on August 30, 1995.

     On October 17, 1995, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV was filed in California Superior Court of Los Angeles County, California. In the lawsuit, Teachers Insurance and Annuity Association ("Teachers"), as the holder of the first mortgage loan secured by the Wilshire Bundy Plaza office building, seeks to foreclose the mortgage and obtain title to the property. As a result of competitive market conditions combined with significant lease turnover, the property will not generate sufficient cash flow to pay re-leasing costs, anticipated capital costs and required debt service during 1995 and several years after. Consequently, in December 1994, the Partnership ceased making the required debt service payments on the first mortgage loan and commenced discussions with Teachers to obtain a modification of the loan to reduce the debt service and cover capital and re-leasing costs expected to be incurred over the next several years. Teachers has refused to provide such a loan modification, and the Partnership has decided not to commit any significant additional amounts of capital to the property since recovery of such amounts would be unlikely. By agreement of the parties, the court has appointed a receiver for the property. The Partnership is not contesting the foreclosure action. Title to the property is expected to transfer in early 1996.

     Reference is made to Note 2(e) for a discussion of certain other litigation involving the Partnership.



     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(c), 2(f) and 4(d) and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included with this Report for a discussion of defaults under, and/or current attempts to obtain modifications of, loans secured by the 237 Park Avenue, 1290 Avenue of the Americas, the Wells Fargo South Tower and the Partnership's interest in the South Tower Venture and Wilshire Bundy Plaza, which discussions are hereby incorporated by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. Wilshire Bundy Plaza
     Los Angeles, California . . . . .     87%         87%         80%         80%      83%       87%      86%
 2. Brittany Downs Apartments
     Phase I and II
     Thornton (Denver), Colorado . . .     96%         96%         96%         95%      N/A       N/A      N/A
 3. Mariners Pointe Apartments
     Stockton, California. . . . . . .     84%         86%         96%         91%      85%       91%      96%
 4. 237 Park Avenue Building
     New York, New York. . . . . . . .     98%         98%         98%         98%      98%       98%      98%
 5. 1290 Avenue of the
     Americas Building
     New York, New York. . . . . . . .     90%         91%         91%         94%      94%       94%      94%
 6. 2 Broadway Building
     New York, New York. . . . . . . .     30%         19%         19%         18%      18%       18%      N/A
 7. 1090 Vermont Avenue
     Building
     Washington, D.C.. . . . . . . . .     99%         99%         99%         95%      95%       95%      93%
 8. Louisiana Tower
     Shreveport, Louisiana . . . . . .     83%         86%         88%         88%      88%       88%      N/A
 9. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . .     99%         99%         98%         98%      97%       97%      98%
10. 900 Third Avenue Building
     New York, New York. . . . . . . .     94%         94%         94%         94%      94%       96%      96%
11. Wells Fargo Center
     South Tower
     Los Angeles, California . . . . .     97%         97%         97%         96%      96%       96%      96%
12. Louis Joliet Mall
     Joliet, Illinois. . . . . . . . .     75%         72%         76%         79%      79%       80%      87%

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

               4-F.     Long-term debt documents relating to the September,
1995 refinancing of the first and second mortgage loans secured by the Louis Joliet Mall in Joliet, Illinois, copies of which are filed herewith.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995