Form 10-Q/A
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1995-11-29
CIK 737291

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549



                                      FORM 10Q/A

                                    AMENDMENT NO. 1


                   Filed pursuant to Section 12, 13, or 15(d) of the
                            Securities Exchange Act of 1934



                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                 -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



                                                IRS Employer Identification
Commission File No. 0-15962                            No. 36-3256340



     The undersigned registrant hereby amends the following sections of its Report for September 30, 1995 on Form 10-Q as set forth in the pages attached hereto:


                             ITEM 1.  FINANCIAL STATEMENTS

                                     Pages 3 to 29


                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Pages 30 to 42



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                           By:    JMB Realty Corporation
                                  Corporate General Partner



                                  By:   GAILEN J. HULL
                                        Gailen J. Hull, Senior Vice President
                                        and Principal Accounting Officer



Dated:  November 20, 1995

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

                                                            (UNAUDITED)

                                                              ASSETS
                                                              ------

                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                 1995                1994
                                                                                            -------------         -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . .         $ 17,937,247         18,165,563
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .                --             2,129,166
  Restricted funds (note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . .                --               457,674
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $427,559 and $791,916 at
    September 30, 1995 and December 31, 1994, respectively) . . . . . . . . . . . . .              251,972            621,516
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              206,629            141,055
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              110,354            376,378
                                                                                              ------------       ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,506,202         21,891,352
                                                                                              ------------       ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . . . . . . . . .            6,982,049         10,788,810
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . .          105,566,436        150,959,418
                                                                                              ------------       ------------
                                                                                               112,548,485        161,748,228
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .           35,943,191         49,431,004
                                                                                              ------------       ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .           76,605,294        112,317,224
                                                                                              ------------       ------------
Investment in unconsolidated ventures, at equity
  (notes 1, 2 and 7). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,846,534          8,864,503
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,067,124          2,776,163
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,145,961          1,226,212
                                                                                              ------------       ------------
                                                                                              $106,171,115        147,075,454
                                                                                              ============       ============

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE
                                              CONSOLIDATED BALANCE SHEETS - CONTINUED
                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                 1995                1994
                                                                                            -------------         -----------
Current liabilities:
  Current portion of long-term debt (notes 2(f), 4(b), 4(d) and 4(e)) . . . . . . . .         $ 53,542,105         94,880,985
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,729,974          4,048,221
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,741,075          2,575,385
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,631,372         11,640,409
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              930,433            810,997
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              215,813            625,079
                                                                                              ------------       ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           66,790,772        114,581,076
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              422,308            423,743
Investment in unconsolidated ventures, at
  equity (notes 1, 2 and 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          178,839,611        167,376,693
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --             1,443,153
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . . .           32,500,000         25,794,970
                                                                                              ------------       ------------
Commitments and contingencies (notes 1, 2, 3, 4, 5 and 6)

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          278,552,691        309,619,635

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,000              1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (20,830,731)       (20,281,012)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,316,336)        (1,235,319)
                                                                                              ------------       ------------
                                                                                               (22,146,067)       (21,515,331)
                                                                                              ------------       ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . .          351,746,836        351,746,836
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (457,806,317)      (456,620,305)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . .          (44,176,028)       (36,155,381)
                                                                                              ------------       ------------
                                                                                              (150,235,509)      (141,028,850)
                                                                                              ------------       ------------
        Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . .         (172,381,576)      (162,544,181)
                                                                                              ------------       ------------
                                                                                              $106,171,115        147,075,454
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

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30                       SEPTEMBER 30
                                                                  --------------------------        --------------------------
                                                                    1995             1994             1995             1994
                                                                -----------       ----------      -----------      -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . .     $ 4,228,089        5,541,534       13,206,557       16,404,140
  Interest income . . . . . . . . . . . . . . . . . . . . .         277,258          261,378          860,204          699,445
  Other income. . . . . . . . . . . . . . . . . . . . . . .           --               --             400,856          400,000
                                                                -----------       ----------      -----------      -----------
                                                                  4,505,347        5,802,912       14,467,617       17,503,585
                                                                -----------       ----------      -----------      -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . .       2,777,725        3,239,370        8,855,956        9,987,757
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .       1,036,841        1,199,665        3,284,518        3,599,964
  Property operating expenses . . . . . . . . . . . . . . .       2,584,115        2,893,900        6,848,487        8,529,627
  Professional services . . . . . . . . . . . . . . . . . .          87,658           18,491          550,762          431,220
  Amortization of deferred expenses . . . . . . . . . . . .         155,288          107,034          443,114          315,388
  General and administrative. . . . . . . . . . . . . . . .         508,678          291,441          904,169          540,099
                                                                -----------       ----------      -----------      -----------
                                                                  7,150,305        7,749,901       20,887,006       23,404,055
                                                                -----------       ----------      -----------      -----------
        Operating loss. . . . . . . . . . . . . . . . . . .      (2,644,958)      (1,946,989)      (6,419,389)      (5,900,470)
Partnership's share of operations of
  unconsolidated ventures
  (notes 1, 2 and 7). . . . . . . . . . . . . . . . . . . .     (33,148,476)      (4,394,381)     (42,102,148)     (12,236,290)
                                                                -----------       ----------      -----------      -----------
        Net operating loss. . . . . . . . . . . . . . . . .     (35,793,434)      (6,341,370)     (48,521,537)     (18,136,760)
Gain on sale or disposition of investment
  properties (notes 2(b), 4(a) and 4(b)). . . . . . . . . .       7,784,269            --          14,423,043            --
Gain on sale or disposition of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . . . . . . .           --           1,702,082            --           1,702,082
                                                                -----------       ----------      -----------      -----------
        Net loss before extra-
          ordinary items  . . . . . . . . . . . . . . . . .     (28,009,165)      (4,639,288)     (34,098,494)     (16,434,678)

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30                       SEPTEMBER 30
                                                                  --------------------------        --------------------------
                                                                    1995             1994             1995             1994
                                                                -----------       ----------      -----------      -----------
Extraordinary items:
  Gain on forgiveness of indebtedness
    (note 4(a)) . . . . . . . . . . . . . . . . . . . . . .           --               --           1,586,624            --
  Partnership's share of gain on extinguishment
    of indebtedness of unconsolidated venture
    (note 2(c)) . . . . . . . . . . . . . . . . . . . . . .      30,980,232            --          30,980,232            --
  Prepayment penalty on refinanced long-term debt
    (note 4(e)) . . . . . . . . . . . . . . . . . . . . . .        (204,093)           --            (204,093)           --
                                                                -----------       ----------      -----------      -----------
        Net earnings (loss) . . . . . . . . . . . . . . . .     $ 2,766,974       (4,639,288)      (1,735,731)     (16,434,678)
                                                                ===========       ==========      ===========      ===========
        Net earnings (loss) per limited
         partnership interest (note 1):
          Net operating loss. . . . . . . . . . . . . . . .     $    (87.62)          (15.18)         (118.08)          (43.41)
          Gain from sale or disposition of
            investment properties . . . . . . . . . . . . .           19.22            --               35.60            --
          Gain from sale or disposition of
            unconsolidated ventures . . . . . . . . . . . .           --                4.20            --                4.20
          Extraordinary items . . . . . . . . . . . . . . .           75.97            --               79.89            --
                                                                -----------       ----------      -----------      -----------
            Net earnings (loss) . . . . . . . . . . . . . .     $      7.57           (10.98)           (2.59)          (39.21)
                                                                ===========       ==========      ===========      ===========

        Cash distributions per limited
          partnership interest. . . . . . . . . . . . . . .     $    --                --               20.00            --
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

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                            (UNAUDITED)

                                                                                                    1995               1994
                                                                                                ------------       -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (1,735,731)      (16,434,678)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,284,518         3,599,964
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          443,114           315,388
    Amortization of deferred rental income. . . . . . . . . . . . . . . . . . . . . . . . .            --              110,515
    Amortization of discount on long-term debt. . . . . . . . . . . . . . . . . . . . . . .          189,799           460,756
    Partnership's share of operations of unconsolidated ventures. . . . . . . . . . . . . .       42,102,148        12,236,290
    Gain on sale or disposition of investment properties (note 4(a)). . . . . . . . . . . .      (14,423,043)            --
    Gain on sale of interest in unconsolidated venture (note 2(b)). . . . . . . . . . . . .            --           (1,702,082)
    Extraordinary items (notes 2(b), 4(a) and 4(e)) . . . . . . . . . . . . . . . . . . . .      (32,362,763)            --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          457,674         1,629,584
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . .          369,544          (231,281)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (65,574)         (219,757)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (97,854)         (104,035)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           80,251           272,886
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (311,018)          106,662
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          165,690            88,870
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (409,266)         (361,853)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,607,778         2,268,858
    Deferred interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,200,233        (1,759,195)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          119,436           100,190
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           47,029           177,702
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (590,542)          (12,446)
                                                                                                ------------       -----------
          Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .        3,071,423           542,338
                                                                                                ------------       -----------

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                    1995               1994
                                                                                                ------------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . . . . . . . . . .        2,129,166        (2,301,061)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,014,630)       (2,113,822)
  Partnership's distributions from unconsolidated ventures. . . . . . . . . . . . . . . . .        1,369,320         4,980,081
  Cash proceeds from sale of investment properties (note 4(a)). . . . . . . . . . . . . . .        2,795,768             --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . . . . . . . . . .          (10,000)         (779,583)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (318,462)         (723,432)
                                                                                                ------------       -----------
          Net cash provided by (used in) investing activities . . . . . . . . . . . . . . .        4,951,162          (937,817)
                                                                                                ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         (376,203)         (514,595)
  Proceeds received on refinancing of long-term debt. . . . . . . . . . . . . . . . . . . .          431,059             --
  Prepayment penalty on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         (204,093)            --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (81,017)            --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,020,647)            --
                                                                                                ------------       -----------
        Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . .       (8,250,901)         (514,595)
                                                                                                ------------       -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . .         (228,316)          910,074
        Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . . . .       18,165,563        17,255,489
                                                                                                ------------       -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . .     $ 17,937,247        18,165,563
                                                                                                ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . .     $  2,969,249         9,017,338
                                                                                                ============       ===========
  Sale of investment properties:
    Total sale proceeds, net of selling expenses. . . . . . . . . . . . . . . . . . . . . .     $ 17,925,768             --
    Principal balances due on mortgages payable . . . . . . . . . . . . . . . . . . . . . .      (15,130,000)            --
                                                                                                ------------       -----------
          Cash proceeds from sale of investment property,
            net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,795,768             --
                                                                                                ============       ===========

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                    1995               1994
                                                                                                ------------       -----------

  Forgiveness of indebtedness - Brittany Downs Apartments -
    Phase II (note 4(a)):
      Balance due on long-term debt cancelled . . . . . . . . . . . . . . . . . . . . . . .     $    495,310             --
      Accrued interest on long-term debt cancelled. . . . . . . . . . . . . . . . . . . . .        1,455,191             --
      Reduction of escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (363,877)            --
                                                                                                ------------       -----------
          Extraordinary item due to forgiveness of indebtedness
            secured by Brittany Downs Apartments - Phase II . . . . . . . . . . . . . . . .     $  1,586,624             --
                                                                                                ============       ===========

  Non-cash financing activities:
    Gross proceeds from refinancing of long-term debt (note 4(e)) . . . . . . . . . . . . .     $ 26,000,000             --
    Principal and interest paid at closing. . . . . . . . . . . . . . . . . . . . . . . . .      (24,985,162)            --
    Prepayment penalty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (204,093)            --
    Payment of deferred mortgage expense. . . . . . . . . . . . . . . . . . . . . . . . . .         (379,686)            --
                                                                                                ------------       -----------
          Proceeds received on refinancing of long-term debt. . . . . . . . . . . . . . . .     $    431,059             --
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

                                     1995                           1994
                           ------------------------     -------------------------
                          GAAP BASIS      TAX BASIS     GAAP BASIS      TAX BASIS
                        ------------      ---------     ----------      ---------
Net earnings
 (loss) . . . . . . . .  $(1,735,731)   (19,607,175)   (16,434,678)   (17,409,300)
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . . . .  $     (2.59)        (50.66)        (39.21)        (41.67)
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

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. A more
detailed discussion of these items is contained below.   As part of the
Agreements, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance that such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

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


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's consolidated ventures) to the Corporate General Partner and its affiliates as of September 30, 1995 and 1994 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                          Unpaid at
                                                                        September 30,
                                            1995           1994             1995
                                          --------       -------        -------------
Property management
 and leasing fees . . . . . . . . .       $315,929       794,430             6,592
Insurance commissions
 (refunds). . . . . . . . . . . . .         64,062        65,039              --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . . . . .         16,633        66,012             1,165
                                          --------       -------             -----
                                          $396,624       925,481             7,757
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

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for Orchard Associates (note 2(b)), JMB/NYC, JMB/Piper, JMB/Piper II, South Tower, JMB/900 and 1090 Vermont for the nine months ended September 30, 1995 and 1994 are as follows:

                                                             1995            1994
                                                         ------------     -----------
  Total income from properties
    (unconsolidated). . . . . . . . . . . . . . . . . .  $181,697,760     196,485,734
                                                         ============     ===========
  Operating loss of ventures. . . . . . . . . . . . . .  $ 53,594,673      26,184,946
                                                         ============     ===========
  Partnership's share of
    operating loss. . . . . . . . . . . . . . . . . . .  $ 42,102,148      12,236,290
                                                         ============     ===========
  Partnership's share of
    gain on sale of
    interest. . . . . . . . . . . . . . . . . . . . . .  $      --          1,702,082
                                                         ============     ===========
  Partnership's share of
    gain on extinguishment
    of indebtedness . . . . . . . . . . . . . . . . . .  $ 30,980,232          --
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

     In October 1994 JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. A more detailed discussion of each items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur later in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gains for Federal income tax purposes with no corresponding distributable proceeds.

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