Form 10-K405
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1996-04-01
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the fiscal year
  ended December 31, 1995     Commission File No. 0-15962



         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
    (Exact name of registrant as specified in its charter)



        Illinois                  36-3256340
(State of organization)(I.R.S. Employer Identification No.)



900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)



Registrant's telephone number, including area code  312-915-1987



Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange on
Title of each class                which registered
- -------------------         ------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .    1

Item 2.    Properties. . . . . . . . . . . . . . .    6

Item 3.    Legal Proceedings . . . . . . . . . . .    9

Item 4.    Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . .    9


PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .    9

Item 6.    Selected Financial Data . . . . . . . .    11

Item 7.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations . . . . . . .    21

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .    35

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .    95


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .    95

Item 11.   Executive Compensation. . . . . . . . .    98

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .    99

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .    100

PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .    100


SIGNATURES . . . . . . . . . . . . . . . . . . . .    105












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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its interests in the 237 Park Avenue and 1290 Avenue of the Americas properties not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:




                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (k)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois. . . .      783,000     4/1/84         8/30/93            fee ownership of
                           sq.ft.                                       land and improvements
                           g.l.a.                                       (through joint venture
                                                                        partnerships) (c)(e)
 2. Brittany Downs
    Apartments
     Phase I and Phase II,
     Thornton (Denver),
     Colorado. . . .      464 units   8/15/84        1/10/95            fee ownership of land and
                                                                        improvements (h)
 3. Scottsdale Financial
     Center I
     Scottsdale,
     Arizona . . . .      106,800     9/28/84       12/17/93            fee ownership of land and
                           sq.ft.                                       improvements (f)
                           n.r.a.
 4. Scottsdale Financial
     Center II
     Scottsdale,
     Arizona . . . .      151,625     9/28/84        10/1/93            fee ownership of improve-
                           sq.ft.                                       ments and ground leasehold
                           n.r.a.                                       interest in land (f)
 5. 237 Park Avenue
     Building
     New York,
     New York. . . .     1,140,000    8/14/84          7%               fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnerships) (c)
 6. 1290 Avenue of the
     Americas Building
     New York,
     New York. . . .     2,000,000    7/27/84          15%              fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnerships)
                                                                        (c)(l)


                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (k)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------

 7. 2 Broadway Building
     New York,
     New York. . . .     1,600,000    8/14/84        9/18/95            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnerships)
                                                                        (c)(i)
 8. 1090 Vermont Avenue
     Building
     Washington, D.C.     140,000     9/26/84          2%               fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership) (c)
 9. Mariners Pointe
     Apartments
     Stockton,
     California. . .      220 units   10/2/84          1%               fee ownership of land and
                                                                        improvements (through joint
                                                                        venture partnership) (c)
10. Louisiana Tower
     Shreveport,
     Louisiana . . .      349,000    11/14/84        8/30/95            fee ownership of improve-
                           sq.ft.                                       ments and ground leasehold
                           n.r.a.                                       interest in land (j)
11. Marketplace at
     South Street
     Seaport
     New York,
     New York. . . .      263,000    12/14/84        3/8/88             fee ownership of improve-
                           sq.ft.                                       ment and ground leasehold
                           n.r.a.                                       interest in land (through
                                                                        joint venture partnership)
12. Gateway Tower
     White Plains,
     New York. . . .      552,000    12/31/84       12/30/92            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)
13. Piper Jaffray Tower
     Minneapolis,
     Minnesota . . .      723,755    12/27/84          5%               fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnerships) (c)


                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (k)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------

14. 900 Third Avenue
     Building
     New York,
     New York. . . .      517,000    12/28/84          5%               fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                        venture partnerships) (c)
15. Wells Fargo Center
     -IBM Tower
     Los Angeles,
     California. . .     1,100,000    6/28/85          10%              fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)
                                                                        (c)(l)
16. Louis Joliet Mall
     Joliet, Illinois     305,000     7/31/85          5%               fee ownership of land and
                           sq.ft.                                       improvements (l)
                           g.l.a.
17. Turtle Creek Centre
     Dallas, Texas .      296,378     8/30/85        3/7/89             fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership) (c)(g)
18. Yerba Buena West
     Office Building
     San Francisco,
     California. . .      267,687     8/30/85        6/24/92            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnerships)
19. Wilshire Bundy
     Plaza
     Los Angeles,
     California. . .      284,724     11/7/85          9%               fee ownership of improve-
                           sq.ft.                                       ments and ground leasehold
                           n.r.a.                                       interest in land (d)(l)


- -----------------------
 (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

 (f) Reference is made to Note 6 for a description of the disposition of this investment property.

 (g) Reference is made to Note 3(g) for a description of the disposition of this investment property.

 (h) Reference is made to Note 4(b)(i) for a description of the sale of this investment property.

 (i) Reference is made to Note 3(c) for a description of the disposition of this investment property.

 (j) Reference is made to Note 4(b)(ii) for a description of the disposition of this investment property.

 (k) Reference is made to Item 8 - Schedule IIIs to the Consolidated and Combined Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

 (l) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Item 6 and Note 8(a) and Note 4 of Notes to Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's investment properties as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:


                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----

 1. Wilshire Bundy
     Plaza
     Los Angeles,
     California. . . . .    Financial Ser-
                            vices/Advertising 87%   87%   80%   80%   83%   87%   86%   86%

 2. Brittany Downs
     Apartments
     Phase I and Phase II
     Thornton (Denver),
     Colorado. . . . . .    Apartments        96%   96%   96%   95%   N/A   N/A   N/A   N/A

 3. Mariners Pointe
     Apartments
     Stockton, California   Apartments        84%   86%   96%   91%   85%   91%   96%   94%

 4. 237 Park Avenue
     Building
     New York, New York.    Advertising/
                            Insurance/Paper/
                            Real Estate
                            Investment        98%   98%   98%   98%   98%   98%   98%   98%

 5. 1290 Avenue of the
     Americas Building
     New York, New York.    Financial Services90%   91%   91%   94%   94%   94%   94%   93%

 6. 2 Broadway Building
     New York, New York.    Financial Services30%   19%   19%   18%   18%   18%   N/A   N/A

 7. 1090 Vermont Avenue
     Building
     Washington, D.C.. .    Trade Associations99%   99%   99%   99%   95%   95%   93%   95%


                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----
 8. Louisiana Tower
     Shreveport, Louisiana  Natural Gas/
                            Banking           83%   86%   88%   88%   88%   88%   N/A   N/A

 9. Piper Jaffray Tower
     Minneapolis,
     Minnesota . . . . .    Legal Services/
                            Advertising/
                            Financial Services99%   99%   98%   98%   97%   97%   98%   98%

10. 900 Third Avenue
     Building
     New York, New York.    Legal Services/
                            Detective Agency/
                            Insurance         94%   94%   94%   94%   94%   96%   96%   97%

11. Wells Fargo Center
     -IBM Tower
     Los Angeles,
     California. . . . .    Business Infor-
                            mation Systems    97%   97%   97%   96%   96%   96%   96%   95%

12. Louis Joliet Mall
     Joliet, Illinois. .    Retail            75%   72%   76%   79%   79%   80%   87%   88%

- --------------------

     Reference is made to Item 6, Item 7, Note 8 and Note 4 of Notes to Combined Financial Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.



ITEM 3.  LEGAL PROCEEDING

     On October 17, 1995, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV was filed in California Superior Court of Los Angeles County, California. In the lawsuit, Teachers Insurance and Annuity Association ("Teachers"), as the holder of the first mortgage loan secured by the Wilshire Bundy Plaza office building, seeks to foreclose the mortgage and obtain title to the property. As a result of competitive market conditions combined with significant lease turnover, the property will not generate sufficient cash flow to pay re-leasing costs, anticipated capital costs and required debt service during 1995 and several years after. Consequently, in December 1994, the Partnership ceased making the required debt service payments on the first mortgage loan and commenced discussions with Teachers to obtain a modification of the loan to reduce the debt service and cover capital and re-leasing costs expected to be incurred over the next several years. Teachers has refused to provide such a loan modification, and the Partnership has decided not to commit any significant additional amounts of capital to the property since recovery of such amounts would be unlikely. By agreement of the parties, the court has appointed a receiver for the property. The Partnership did not contest the foreclosure action. It is anticipated that title to the property will transfer to Teachers on March 27, 1996.

     Reference is made to Note 3(e) for a discussion of certain other litigation involving the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1994.



                            PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 41,653 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

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

     Reference is made to Note 5 for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to
Item 6 below for a discussion of cash distributions made to the holders of Interests.



ITEM 6.  SELECTED FINANCIAL DATA
                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES
                           DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total income . . . . .$ 19,054,756   23,597,310  25,596,437   26,852,635  26,614,275
                      ============  =========== ===========  =========== ===========

Operating loss . . . .$ (8,072,831)  (8,019,023)(12,471,986) (22,560,142)(12,030,996)
Partnership's share of
 loss from operations
 of unconsolidated
 ventures. . . . . . . (19,392,303) (16,851,858)(60,283,861) (22,495,785)(32,932,440)
Venture partners' share
 of ventures' operations     --           --         22,472       70,706      72,816
                      ------------  ----------- -----------  ----------- -----------
Net operating loss . . (27,465,134) (24,870,881)(72,733,375) (44,985,221)(44,890,620)
Gain (loss) on sale of
 unconsolidated
 venture or on sale
 or disposition of
 investment properties (14,886,886)   1,702,082  26,281,496    8,783,892       --
Extraordinary items. .  35,711,359   (3,000,000)      --           --          --
                      ------------  ----------- -----------  ----------- -----------
Net earnings (loss). .$ (6,640,661) (26,168,799)(46,451,879) (36,201,329)(44,890,620)
                      ============  =========== ===========  =========== ===========
Net earnings (loss) per
 Interest (b):
   Net operating loss.$     (65.74)      (59.53)    (177.06)     (107.68)    (107.45)
   Gain (loss) on sale of
    unconsolidated
    ventures or on sale
    or disposition
    of investment
    properties . . . .      (36.75)        4.20       64.88        21.68       --
   Extraordinary items       87.94        (7.18)      --           --          --
                      ------------  ----------- -----------  ----------- -----------
Net loss . . . . . . .$     (14.55)      (62.51)    (112.18)      (86.00)    (107.45)
                      ============  =========== ===========  =========== ===========



                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------

Total assets . . . . .$106,113,792  147,075,454 149,516,685  191,806,563 211,584,255
Long-term debt . . . .$ 26,000,000   25,794,970  98,747,743  116,309,718 108,899,903
Cash distributions
  per Interest (c) . .$      20.00        --          --           --           6.50
                      ============  =========== ===========  =========== ===========

- -------------

 (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b)   The net loss per Interest is based upon the number of Interests outstanding at the end of the period.

 (c)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have represented a return of capital for financial reporting purposes.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
- --------

Wilshire Bundy
Plaza            a)  The net rentable square feet ("NRF") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                NRF         Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                           1991. . . . .      95%             $23.62
                           1992. . . . .      91%              24.24
                           1993. . . . .      87%              23.80
                           1994. . . . .      80%              23.59
                           1995. . . . .      86%              19.97

                 (1) Average base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------

                       Bozell, Jacobs, Kenyon
                       & Eckhardt             51,097     $1,226,544    5/1996   N/A
                       (Advertising Agency)



                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Wilshire Bundy Plaza:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------
                          1996             8            71,181     $1,729,992          35%
                          1997             9            25,734        598,548          12%
                          1998            11            30,145        562,764          11%
                          1999            10            63,108      1,433,208          29%
                          2000             7            56,041      1,352,916          28%
                          2001            --            --              --             --
                          2002            --            --              --             --
                          2003            --            --              --             --
                          2004             2             9,306        201,720           4%
                          2005            --            --              --             --

                 (1)      Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



Property
- --------

1290 Avenue
of the Americas
Office Building  a)    The net rentable square feet ("NRF") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                               NRF          Avg. Base Rent Per
                       December 31,       Occupancy Rate    Square Foot (1)
                       ------------       --------------    ------------------

                           1991. . . . .      97%             $36.25
                           1992. . . . .      97%              36.94
                           1993. . . . .      98%              35.78
                           1994. . . . .      94%              36.93
                           1995. . . . .      93%              37.32

                 (1) Average base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------

                       None - No single tenant represents more than 10% of the net rentable square feet of the property.




                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the 1290 Avenue of the Americas:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                          1996             9           221,930     $5,196,228           7%
                          1997             5            44,258      1,950,084           3%
                          1998            14           239,010      9,334,656          13%
                          1999             6            78,422      2,871,480           4%
                          2000             5             7,540        246,804           --
                          2001             1            96,700      4,158,096           6%
                          2002            14           247,390     10,277,412          14%
                          2003             5            43,607      1,965,444           3%
                          2004            12           163,190      7,827,036          11%
                          2005             4            13,990        917,748           1%

                 (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
- --------

Wells Fargo Centera) The occupancy rate of net rentable square feet ("NRF") and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                            Avg. Annual
                                               NRF          Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ---------------

                           1991. . . . .      96%             $31.84
                           1992. . . . .      98%              29.11
                           1993. . . . .      98%              30.66
                           1994. . . . .      96%              32.46
                           1995. . . . .      95%              34.32

                 (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                      Base Rent   Scheduled LeaseLease
                 b)    Significant Tenants Square FeetPer Annum   Expiration DateRenewal Option(s)
                       ------------------- --------------------   --------------------------------

                       International Business305,934  $21,596,668 12/1998       N/A
                       Machines Corporation           (1)
                       (1)

                       Los Angeles Unified
                       School District (1) 273,559    $ 1,584,171 3/2002        N/A
                                                      (1)

                 (1)   In March 1995, the Venture entered into a seven year direct lease with the Los
Angeles Unified School District ("LAUSD") for a portion of the space formerly occupied by International Business
Machines Corporation ("IBM").  In addition, IBM is obligated to reimburse the Venture for any shortfalls between amounts collected under the LAUSD lease and amounts due under the IBM lease through December 1998.  Base rent per annum for IBM includes reimbursement of shortfalls for 1995.


                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at Wells Fargo Center:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                       1996              8              85,551    $2,203,129          6%
                       1997              4              19,514       721,067          2%
                       1998             20             357,610    13,960,469         39%
                       1999             --               --            --            --
                       2000              2                 660        14,100         --
                       2001              2              28,810       886,698          3%
                       2002             14             283,231     8,177,848         23%
                       2003              8              68,700     2,014,080          6%
                       2004              3              15,016       346,404          1%
                       2005              2              29,581       668,084          2%

                 (1)   Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



Property
- --------

Louis Joliet
Mall
                 a)    The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31, for each of the last five years were as follows:

                                               GLA          Avg. Base Rent Per
                       December 31,       Occupancy Rate    Square Foot (1)
                       ------------       --------------    ------------------

                           1991. . . . .      92%             $12.01
                           1992. . . . .      91%              12.41
                           1993. . . . .      82%              13.56
                           1994. . . . .      79%              13.53
                           1995. . . . .      88%              13.29

                 (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------

                       None - No single tenant represents more than 10%
                              of the gross leasable area of the property.




                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Louis Joliet Mall:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       GLA of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------
                          1996            14            30,399     $  540,084          15%
                          1997             9            17,120        289,860           8%
                          1998             4             6,355        110,868           3%
                          1999            17            13,800        332,592           9%
                          2000             8            16,469        187,740           5%
                          2001             6            17,812        169,392           5%
                          2002             7             6,779        207,960           6%
                          2003            14            30,180        357,432          10%
                          2004             8            21,615        487,296          14%
                          2005            15            46,156      1,026,828          29%

                 (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $16,210,000. Such funds are available for distributions to partners and working capital requirements. In February 1995, the Partnership distributed $8,020,647 to the Limited Partners ($20 per limited partnership interest) and $81,017 to the General Partners out of proceeds from the sale or refinancing of certain investment properties. Reference is made to Notes 3(b), 3(h) and 4(b)(i). The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $2,830,680 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1996 is currently budgeted to be approximately $8,061,833. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. However, due to the property specific discussions below, the Partnership considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be potential significant sources of future cash generated from operations, sales or refinancings. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the above situations and the property specific concerns discussed below, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     As of December 31, 1995, the current portion of the long-term indebtedness of the Partnership and its consolidated ventures was approximately $60,042,105, which is composed of the entire indebtedness encumbering Wilshire Bundy Plaza, Mariners Pointe Apartments and the Partnership's interest in the Wells Fargo South Tower office building. Reference is made to Notes 4(a) and 4(b).

     Piper Jaffray Tower

     Occupancy at the property remained at 98% during 1995.  The
Minneapolis office market remains competitive due to the significant amount of new office building developments, which has caused effective rental rates achieved at Piper Jaffray Tower to be below expectations.



     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after payment of fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993 and 1994 totalled $1,390,910 and $353,251, respectively. During 1995, the excess cash flow generated under this agreement was $464,178 which is expected to be remitted to the lender during the second quarter of 1996. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 has agreed to defer receipt of its management fee until a later date. As of December 31, 1995, the manager has deferred approximately $2,538,000 of management fees ($1,839,000 of which represents deferred fees due to affiliates through November 1994 (Note 9)). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(d) for further discussion of this investment property.

     Wells Fargo Center

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace.

     The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases are expected to require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, which originally leased approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture has entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space with occupancy beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the IBM lease and the LAUSD lease. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000, all of which has been received as of December 31, 1995. The other law firm, which has vacated its space and is no longer paying rent, has filed for bankruptcy. The collectability of amounts owed by such tenant under its lease obligation is uncertain.


     The mortgage note secured by the property (with a balance of $198,388,423 as of December 31, 1995), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $1,575,000 and $245,000 as of December 31, 1995 and 1994, respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture reached an agreement with the lender of the mortgage note whereby the lender refrained from exercising its rights and remedies under the loan documents through September 1, 1995 while the joint venture continued to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with such lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes.

In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1995 and 1994 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease (approximately 306,000 square feet) expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $10,017,591 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California.

     Brittany Downs Apartments - Phase I and II

     Brittany Downs Apartments Phase II did not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership had been paying a reduced amount of debt service since November 1990. The Partnership had been placed in default for failure to pay the required debt service.

     On January 10, 1995, the Partnership sold the Brittany Downs Apartments Phase I and II to an unaffiliated third party. The sale price was $18,380,000 (before selling costs and prorations), of which $2,795,768 was received in cash at closing and $14,340,000 represented the purchaser's assumption of the debt (net of a payoff discount granted by the lender for Brittany Downs Apartments Phase II). The sale resulted in a gain of $6,574,760 for financial reporting purposes and $8,984,569 for Federal income tax reporting purposes in 1995. In addition, as a result of the payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II, the Partnership recognized an additional gain on forgiveness of indebtedness of $1,650,639 for financial reporting purposes in 1995.



     JMB/NYC

     Occupancy at 1290 Avenue of the Americas decreased slightly to 93%
during 1995.   During the third quarter of 1995, the Joint Venture that
owns the building executed a lease with a major insurance company for approximately 506,000 square feet of space in the building with a fifteen year term with occupancy to commence in 1996. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994.

     Occupancy at 237 Park Avenue remained at 98% during 1995.

     In October 1994 JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement were immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. A more detailed discussion of these items is contained below and in Note 3(c). As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the proposed reorganization plans for the other Joint Ventures, although various specifics of the proposed transactions are expected to be changed and there is no assurance such proposed transactions would be substantially incorporated. In particular, the restructuring of their ownership interests in the 237 Park and the 1290 Avenue of the Americas properties by the Olympia & York affiliates and the possible reorganization of the 237 Park Avenue and 1290 ventures discussed below is expected to result in certain changes to the transactions proposed in the Agreement, although the extent of such changes has not been determined. Consequently, there are no assurances that the substance of the transactions contemplated in the Agreement will be finalized. In any event, there would need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The contemplated restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was



$257,188,201 as of December 31, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18,300,000. As a result of this sale, JMB/NYC recognized, for financial reporting purposes, its share of the loss on the sale of investment property of $29,579,058 (which includes the Partnership's share ($20,226,108) of the write-off of JMB/NYC's remaining investment in the 2 Broadway Joint Ventures), offset by a gain of $31,264,814 which represents the Partnership's share of JMB/NYC's related gain on the forgiveness of indebtedness (as more fully discussed in Note 3(c)).

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in the office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors and other affiliates of O&Y as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, it is expected that 237 Park Avenue Associates and 1290 Associates will seek reorganization under Chapter 11 of the United States Bankruptcy Code pursuant to a plan agreed upon by their creditors and their partners, including JMB/NYC. Although JMB/NYC has had discussions with the Olympia & York affiliates and certain creditors concerning restructuring proposals and a reorganization of 237 Park Avenue Associates and 1290 Associates, a proposal for the restructuring of the Olympia & York affiliates' ownership interests and a plan for the reorganization of the two Joint Ventures have not been agreed upon. Accordingly, the terms of such restructuring and reorganization and their effect, if consummated, on the Joint Ventures and the Olympia & York affiliates' and JMB/NYC's respective interests therein are subject to change. The Partnership believes that the substance of these proposed transactions will be effected, although changes in the form and structure of the proposed transactions are expected to be required. However, it is possible that one or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     JMB/NYC has had a dispute with the Olympia & York affiliates over the calculation of the effective interest rate with reference to the first mortgage loan, which covered all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 3(c). During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitled the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. The 1993 Agreement also provided that, except as specifically agreed otherwise, the parties each reserved all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation for the period commencing July 1, 1993 and contend that a 12-3/4% per annum fixed rate applies. Certain provisions of the Agreement with the Olympia & York affiliates, when finalized, would resolve the funding obligation dispute.

     The 237 Park Avenue and the 1290 Avenue of the Americas office buildings currently serve as collateral for the first mortgage loan. A restructuring of the loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings and the reorganization of the 237 Park Avenue and 1290 ventures, as discussed above. Prior to 1996, the lender asserted various defaults under the loan. Commencing in January 1996, the Joint Ventures ceased making monthly debt service payments on the first mortgage loan. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     Should a restructuring of the Joint Ventures providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related purchase note (each purchase note is secured by JMB/NYC's interest in the related Joint venture). Under certain circumstances, the failure to repay a purchase note could constitute a default under, and permit an immediate acceleration of, the maturity of the purchase notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the purchase notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, JMB/NYC would then proceed to terminate its affairs.



     1090 Vermont Avenue Building

     At the end of 1995, occupancy at this office building was 95%, down from 99% at the end of 1994. Through 1993, the Partnership and joint venture partners had contributed a total of $4,076,000 ($2,038,000 by the Partnership) to the joint venture to cover releasing and capital costs.
The Partnership and joint venture partner had agreed that such contributions would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. In 1993, the joint venture finalized a refinancing of the existing mortgage loan. During December, 1993 $1,785,560 (of which the Partnership's share was $889,064) was distributed to the venture partners from net refinancing proceeds as a partial return of the additional capital contributed. Distributions of operating cash flow totaling approximately $1.5 million (the Partnership's share was $750,000) since the effective date of the refinancing have also represented a partial return to the partners of the additional capital contributed.

     Old Orchard Shopping Center

     In the third quarter of 1993, Orchard Associates in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each have a 50% interest, sold (through a redemption) its interest in the Old Orchard shopping center (reference is made to Note 3(b)).

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard their share of the pre-sale settlement with Federated department stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. In February 1996, based on current proration estimates, OOUV distributed to Orchard their share of reserves ($494,000) previously held back by OOUV for potential operating prorations. As a result, Orchard distributed $262,500 to the Partnership representing its share of such excess reserves as well as its share of excess cash that had been held at Orchard. The Partnership currently intends to retain these funds for working capital purposes.

     OOUV may still earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

     Wilshire Bundy Plaza

     Occupancy at the Wilshire Bundy Plaza increased to 86% at year-end 1995 from 80% at the end of the previous year. During 1996, approximately 25% of the building's square feet under tenant leases expires. Included in such expirations is Bozell, Jacobs, Kenyan & Eckhardt (51,097 square feet or approximately 17% of the building's leasable space) who informed the Partnership that it would not be renewing its lease that expires in May 1996. In addition, several tenants have approached the Partnership seeking space and/or rent reductions. The Partnership has been working with its existing tenants and aggressively seeking replacement tenants for current and future vacant space. The Brentwood (Los Angeles) office market (the competitive market for the building) remains competitive with a current vacancy rate of approximately 14%. While office building development in this market is virtually at a standstill, the Partnership does not expect a significant improvement in the competitive market conditions which would result in a property value in excess of the underlying loan for several years.



     The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. A complete determination of the requirements to comply with the ordinance was unable to be made at the time of the issuance of the Partnership's 1994 consolidated financial statements. It was estimated at that time that the cost of compliance with the ordinance could be approximately $3 million (none of which has been budgeted). Accordingly, the 1994 consolidated financial statements reflected an extraordinary item of $3 million.

     During June 1995, the Partnership received notice from the City which required submission of a report indicating the number of welded connections damaged and proposed repair procedures. Based upon the findings and cost estimates of independent structural engineers, it is currently estimated that the cost of making the necessary repairs should be approximately $100,000. Accordingly, the extraordinary item recorded in 1994 of $3 million has been reversed in the Partnership's 1995 consolidated financial statements.

     In 1996, and for several years beyond, the property will not generate enough cash flow to pay for the costs associated with releasing the space under leases which expire and the required debt service payments. Consequently, the Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1, 1996 in order to reduce its debt service and cover its releasing costs over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. Accordingly, the principal balance of the property's underlying mortgage loan ($41,292,105) and related accrued interest has been classified as a current liability in the accompanying consolidated financial statements at December 31, 1995 and December 31, 1994. The lender began foreclosure proceedings in October 1995. A receiver was appointed for the property and the previously affiliated third party property manager continued to manage the property on behalf of the receiver. Title to the property is anticipated to be transferred to the lender on March 27, 1996 pursuant to the foreclosure proceedings. This property represents approximately 9% of the Partnership's original cash investment in real properties. The Partnership will recognize a gain for Federal income tax and a net gain for financial reporting purposes in 1996 in connection with this transfer with no distributable proceeds.

     900 Third Avenue Building

     Occupancy of this building increased to 97% at the end of 1995. The midtown Manhattan market remains competitive. Approximately 44,000 square feet (approximately 9% of the building's leasable square footage) of leased space expires in 1996. The manager has signed a long term lease with Zweig Advisors, Inc. to occupy 25,900 square feet (approximately 5% of the building's leasable square footage) of this space upon the existing lease expiration on March 1, 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which was scheduled to mature on December 1, 1994. In addition, net cash flow after debt service and capital (as defined) will be paid into an escrow account controlled by the lender to be used by the property joint venture for the payment of property taxes and for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space).

To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension (approximately $3,229,000). As of the date of this report, approximately $1,529,000 has been repaid to the joint venture (of which the Partnership's share is approximately $510,000).

     Louis Joliet Mall

     Occupancy at this mall increased to 88% at year end 1995 (excluding the effect of the move-out of General Cinema, Inc., as discussed below), up from 79% at the end of 1994, primarily due to new tenants taking occupancy during the year. During the fourth quarter of 1994, General Cinema, Inc. (14,587 square feet or approximately 5% of the mall space) ceased its operations within the mall. The Partnership and the tenant are currently seeking a new operator to run the theaters at the mall. The tenant continue to pay rent in accordance with its lease (which expires December 31, 1998) and as of the date of this report, all amounts due from the tenant under the lease have been received.

     During the third quarter of 1993, Al Baskin Co. (19,960 square feet or approximately 7% of the mall space) informed the Partnership that even though its lease does not contain provisions allowing it to terminate its lease, it believed it had the right and intended to terminate its lease effective December 31, 1993 (as opposed to the original lease expiration of December 31, 2003). In response, during the third quarter of 1993, the Partnership filed an anticipatory breach lawsuit against the tenant in order to prevent the tenant from vacating its space and cease paying rent to the Partnership. Subsequently, the Partnership and tenant entered into a temporary agreement under which the tenant continued to operate its store and pay rent. All amounts due from the tenant under the lease had been received through December 31, 1995. The Partnership believes the tenant's position is without merit and had intended to enforce the original terms of the lease. On November 9, 1995, Al Baskin filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 29, 1995 Al Baskin vacated its premises and ceased paying rent. The Partnership subsequently filed a bankruptcy claim for the maximum amount allowable (approximately fourteen months of future rent or approximately $415,000). There are no assurances that any amounts will be recovered from the tenant in connection with this action.

     The litigation regarding the lease expiration date continues. However, if the tenant accepts the Partnership's bankruptcy claim as discussed above, the Partnership will terminate this action .

     The second mortgage loan matured on September 1, 1995. During September 1995, the Partnership refinanced the first mortgage and second mortgage loans with a new $26,000,000 mortgage with the first mortgage lender. The term of the mortgage loan is for seven years bearing interest at a rate of 8.03% per annum. Monthly payments of interest only are required for the first eighteen months and thereafter monthly payments of principal and interest based upon a 25 year amortization schedule. The first mortgage loan bore interest of 8.75% per annum and was to mature in April 1998. The second mortgage loan bore interest of 10% per annum. As a result of the early refinancing of the first mortgage loan, the Partnership paid a prepayment penalty of approximately $204,000. The Partnership received approximately $382,000 in net proceeds after payment of the existing loans, closing costs and prepayment penalty.

     Louisiana Tower

     During 1994, due to continuing operating deficits, the Partnership decided that it would not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and sought further modifications to the loan. The lender was unwilling to provide further modifications to the loan and began foreclosure proceedings in October 1994. A receiver was appointed for the property and a third party manager was appointed to manage the property on the receiver's behalf. The loan reached scheduled maturity in January 1995. Title to the property was transferred to the lender on August 30, 1995 due to the Partnership's default on payments of principal and interest. This property represented approximately 5% of the Partnership's original cash investment in real properties. The Partnership recognized a gain of $8,117,412 for financial reporting purposes and $2,530,731 for Federal income tax purposes in connection with this transfer with no distributable proceeds in 1995. Reference is made to Note 4(b)(ii).

     Mariners Pointe Apartments

     Occupancy at the Mariners Pointe Apartments increased slightly to 94% at the end of 1995, up from 91% at the end of the prior year. The property operated at a small deficit in 1994. During the third quarter of 1994, the Partnership obtained a two-year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. The new maturity date is October 1, 1996. Accordingly, the principal balance of the property's underlying mortgage loan ($6,500,000) has been classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at December 31, 1995 was 4.19% per annum resulting in an interest rate of 6.94% per annum on that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     During the fourth quarter, the joint venture commenced marketing the property for sale. In March 1996, the joint venture signed an agreement for sale of the property for a purchase price of approximately $7,900,000. Such agreement is subject to certain contingencies which must be satisfied prior to the proposed closing date of May 15, 1996. Therefore, there can be no assurance that a sale will be finalized. If the sale is consummated under the proposed terms, the Partnership will recognize a gain for Federal income tax and a net gain for financial reporting purposes in 1996. This property represents 1% of the Partnership's original cash investment in real properties.

     In 1992 and 1993, the property operated at a small deficit as the result of certain capital improvements. Under the terms of the joint venture agreement, the joint venture partner was obligated to contribute 22.3% of such deficits. The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution. The Partnership has decided not to pursue this matter further since the cost to pursue would likely exceed the recovery (if any) of amounts owed. In addition, a sale of the property in the foreseeable future will not result in any distribution to the joint venture partner due to the Partnership's preferential sharing levels upon sale. Consequently, the Partnership will not pursue the joint venture partner's interest in the property.

     General

     To the extent that additional payments related to certain properties are required or if properties do not produce adequate amounts of cash to meet their needs, the Partnership may utilize the working capital which it maintains and/or pursue outside financing sources. However, based upon current market conditions, the Partnership may decide not to, or may not be able to, commit additional funds to certain of its investment properties. This would result in the Partnership no longer having an ownership interest in such property, and generally would result in taxable income to the Partnership with no corresponding distributable proceeds. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications or extensions of loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Limited Partners. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its interests in the 237 Park Avenue and the 1290 Avenue of the America properties, no later than the end of 1999 barring unforeseen economic developments. However, in light of current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although, the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment.

     RESULTS OF OPERATIONS

     At December 31, 1995, 1994 and 1993, the Partnership owned nine, twelve and twelve investment properties, respectively, all of which were operating.

     The aggregate decrease in the balance of cash and cash equivalents and short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to the distribution of sales proceeds to partners of $8,101,664 in February 1995, partially offset by the receipt of $2,795,768 relating to the sale of Brittany Downs Apartments Phase I and Phase II in January 1995 (Note 4(b)(i)) and the receipt of $1,041,820, in July 1995 relating to the sale of Old Orchard (Note 3(b)). The decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995. Reference is made to Note 1.

     The increase in restricted funds at December 31, 1995 as compared to December 31, 1994 is due primarily to Wilshire Bundy being placed in receivership as of October 1995 partially offset by the disposition of Louisiana Tower during August 1995. (See Note 4(b)(ii) and (iv)).



     The decrease in interest, rents and other receivables, prepaid expenses, escrow deposits, land and leasehold improvements, buildings and improvements, accumulated depreciation, deferred expenses, and accounts payable as of December 31, 1995 as compared to December 31, 1994 is due primarily to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995 (Note 4(b)(i)) and the disposition of Louisiana Tower in August 1995 (Note 4(b)(ii)).

     The decrease in current portion of long-term debt and accrued interest and the increase in long-term debt, less current portion as of December 31, 1995 as compared to December 31, 1994 is primarily due to the sale of the Brittany Downs Apartments Phase I and Phase II during January 1995, the disposition of Louisiana Tower in August 1995, and the reclassification of the mortgage to long-term at Louis Joliet Mall due to the refinancing in September 1995. The decrease in accrued interest as of December 31, 1995 as compared to December 31, 1994 is partially offset by the compounding of interest on the loan secured by Wilshire Bundy Plaza (Note 4(b)(iv)) and the debt secured by the Partnership's interest in the South Tower Venture (Note 3(f)) for which the Partnership has suspended debt service payments.

     The decrease in accounts payable as of December 31, 1995 as compared to December 31, 1994 is primarily due to the 1995 reversal of the accrual of $3,000,000 (reflected as an extraordinary item in the accompanying consolidated financial statements) for structural repair costs in 1994 at the Wilshire Bundy Plaza based on current estimates of required repairs resulting from the earthquake in Southern California in January 1994 (as more fully discussed in Note 2).

     The increase in due to affiliates as of December 31, 1995 as compared to December 31, 1994 is due primarily to interest accruing on the Partnership's obligation to fund, on demand, $2,400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc. ($1,200,000 for each), for additional paid in capital (as more fully discussed in Note 3(c)).

     The decrease in accrued real estate taxes as of December 31, 1995 as compared to December 31, 1994 is primarily due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995.

     The decrease in unearned rents as of December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of the collection of rental income at Wilshire Bundy Plaza and Louis Joliet Mall.

     The decrease in other liabilities as of December 31, 1995 as compared to December 31, 1994 is primarily due to the disposition of Louisiana Tower in August 1995.

     The decrease in rental income for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is primarily due to the sale of Brittany Downs Apartments I and II in January 1995 and the disposition of Louisiana Tower in August 1995. The decrease in rental income for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 is primarily due to the disposition of the Scottsdale Financial Centers I and II during 1993 partially offset by higher effective rental rates achieved in 1994 at the Brittany Downs Apartments Phases I and II.

     Interest income increased for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 primarily due to the increase in 1995 in the average interest rate earned on the Partnership's investment in U.S. Government obligations partially offset by lower average cash balances in 1995. Interest income increased for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 primarily due to an increase in the average balance of U.S. Government obligations in 1994 resulting from the receipt and retention of proceeds relating to the sale of the Old Orchard Shopping Center (Note 3(b)) and the refinancing of 1090 Vermont Avenue (Note 3(h))



during the third and fourth quarter of 1993, respectively, and the receipt in 1994 of operating distributions from South Tower and 1090 Vermont Avenue and the Partnership's share of additional sale proceeds relating to Old Orchard.

     The decrease in mortgage interest, depreciation and property operating expenses for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is due primarily to the sale of Brittany Downs Apartments Phase I and II in January 1995 and the disposition of Louisiana Tower in August 1995. The decrease in mortgage interest, depreciation and property operating expenses for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 is primarily due to the disposition of the Scottsdale Financial Centers I and II during 1993.

     Amortization of deferred expenses increased for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 primarily due to the amortization of costs associated with the refinancing of Louis Joliet Mall in September 1995 (Note 4(b)(v)) and the loan extension obtained at Mariners Pointe Apartments during the third quarter of 1994 (Note 4(b)(iii)). Amortization of deferred expenses increased for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 primarily due to an increase in leasing activity at certain of the Partnership's investment properties and the amortization of the related lease commissions.

     The increases in general and administrative expenses for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 9.

     The increase in the Partnership's share of loss from operations of unconsolidated ventures for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is primarily due to reduced rental income at Piper Jaffray Tower due to the expansion of Piper Jaffray, Inc. as discussed above, and reduced rental income at Wells Fargo-IBM Tower due to the early move-out of two major law firm tenants during 1995 as discussed above. The decrease in the Partnership's share of loss from unconsolidated ventures for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 is due primarily to, (i) a $67,479,871 provision for value impairment recorded in 1993 for Wells Fargo-IBM Tower due to the uncertainty of the venture's ability to recover its net carrying value, (ii) a $192,627,560 provision for value impairment recorded in 1993 for 2 Broadway Building due to the potential sale of the property at a sales price significantly below its net carrying value (iii) an $11,946,284 provision for doubtful accounts recorded by JMB/NYC in 1993 due to the uncertainty of collectibility of amounts due from the Olympia & York affiliates to the Three Joint Ventures, and (iv) an $11,551,049 provision for doubtful accounts recorded by JMB/NYC in 1993 due to the uncertainty of collectibility of amounts due from tenants at the Three Joint Ventures' investment properties. The decrease in the Partnership's share of loss from unconsolidated venture for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is partially offset by the Partnership's share of a decrease in rental income in 1994 at the 2 Broadway Building due to Bear Stearns vacating its space (approximately 11% of the building's leasable space in April 1994 upon the expiration of its lease.

     The loss from sale or disposition of unconsolidated ventures and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated ventures for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is primarily due to the disposition of the 2 Broadway Building and the related gain on the extinguishment of indebtedness (Note 3(c)).



     The decrease in the venture partner's share of venture's operations for the twelve months ended December 31, 1994 and 1995 as compared to the twelve months ended December 31, 1993 is due to the suspension of profit and loss allocations to the venture partner of Mariners Pointe during the third quarter of 1993 due to default on its obligations to fund its share of the 1992 deficits at the Mariners Pointe Apartments and the Partnership's ongoing negotiations to obtain the venture partner's interest in the joint venture.

     The increase in the gain from the sale or disposition of investment properties, gain on forgiveness of indebtedness and the prepayment penalty for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995 and the related gain recognized on forgiveness of debt (Note 4(b)(i)), the refinancing of Louis Joliet Mall in September 1995 and related prepayment penalty (Note 4(b)(v)) and the disposition of Louisiana Tower in August 1995 (Note 4(b)(ii)).

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected sale or disposition of most of the investment properties of the Partnership by the end of 1999. However, to the extent that inflation in future periods may have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon the extent to which the properties are occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

                             INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1995 and 1994
Consolidated Statements of Operations, years ended December 31, 1995,
  1994 and 1993
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993
Notes to Consolidated Financial Statements

                                                  SCHEDULE
                                                  --------

Consolidated Real Estate and Accumulated DepreciationIII

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.



          CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV
           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                             INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1995 and 1994
Combined Statements of Operations (Deficits), years ended December 31,
  1995, 1994 and 1993
Combined Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1995, 1994 and 1993
Combined Statements of Cash Flows, years ended December 31, 1995,
  1994 and 1993
Notes to Combined Financial Statements

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its consolidated venture at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 3(c) to the consolidated financial statements, beginning July 1, 1993, the Partnership and its affiliated partners in JMB/NYC Office Building Associates, L.P. (JMB/NYC) were in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The Partnership's share of disputed interest aggregated $11,270,000, $12,218,000 and $4,771,000 for the years ended December 31,
1995, 1994 and 1993, respectively, and has not been included in the Partnership's share of loss from operations of unconsolidated ventures in the accompanying consolidated financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing for interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC.







                                               (Continued)


However, as discussed in Note 3(c), there are no assurances that the Agreement will be finalized and become effective. The ultimate outcome of this uncertainty cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from this uncertainty.







                    KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $ 16,210,170     18,419,385
  Short-term investments (note 1). . . . . . . . . . . . . .          --         2,129,166
  Restricted funds (note 4(b)(iv) and note 4(b)(ii)
    for 1995 and 1994, respectively) . . . . . . . . . . . .      2,544,419        203,852
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $383,341 for 1995 and
    $791,916 for 1994) . . . . . . . . . . . . . . . . . . .        310,325        621,516
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        101,000        141,055
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .        328,318        376,378
                                                               ------------   ------------
          Total current assets . . . . . . . . . . . . . . .     19,494,232     21,891,352
                                                               ------------   ------------

Investment properties (notes 2, 3, 4 and 8) - Schedule III:
    Land and leasehold interest. . . . . . . . . . . . . . .      6,982,049     10,788,810
    Buildings and improvements . . . . . . . . . . . . . . .    105,859,744    150,959,418
                                                               ------------   ------------
                                                                112,841,793    161,748,228
    Less accumulated depreciation. . . . . . . . . . . . . .     36,814,248     49,431,004
                                                               ------------   ------------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . .     76,027,545    112,317,224
                                                               ------------   ------------
Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . .      7,534,345      8,864,503
Deferred expenses (note 1) . . . . . . . . . . . . . . . . .      1,920,835      2,776,163
Accrued rents receivable (note 1). . . . . . . . . . . . . .      1,136,835      1,226,212
                                                               ------------   ------------

                                                               $106,113,792    147,075,454
                                                               ============   ============



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                               ------------   ------------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . .   $ 60,042,105     94,880,985
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      1,187,171      4,048,221
  Due to affiliates. . . . . . . . . . . . . . . . . . . . .      2,743,979      2,575,385
  Accrued interest . . . . . . . . . . . . . . . . . . . . .      7,291,442     11,640,409
  Accrued real estate taxes. . . . . . . . . . . . . . . . .        600,015        810,997
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .        304,724        625,079
                                                               ------------   ------------
          Total current liabilities. . . . . . . . . . . . .     72,169,436    114,581,076
Tenant security deposits . . . . . . . . . . . . . . . . . .        417,084        423,743
Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . .    184,813,778    167,376,693
Other liabilities. . . . . . . . . . . . . . . . . . . . . .         --          1,443,153
Long-term debt, less current portion (note 4). . . . . . . .     26,000,000     25,794,970
                                                               ------------   ------------
Commitments and contingencies (notes 3, 4 and 8)
          Total liabilities. . . . . . . . . . . . . . . . .    283,400,298    309,619,635
Partners' capital accounts (deficits) (notes 1 and 5):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . .          1,000          1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . .    (21,087,495)   (20,281,012)
    Cumulative cash distributions. . . . . . . . . . . . . .     (1,316,336)    (1,235,319)
                                                               ------------   ------------
                                                                (22,402,831)   (21,515,331)
                                                               ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . .    351,746,836    351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . .   (462,454,483)  (456,620,305)
    Cumulative cash distributions. . . . . . . . . . . . . .    (44,176,028)   (36,155,381)
                                                               ------------   ------------
                                                               (154,883,675)  (141,028,850)
                                                               ------------   ------------
          Total partners' capital accounts (deficits). . . .   (177,286,506)  (162,544,181)
                                                               ------------   ------------
                                                               $106,113,792    147,075,454
                                                               ============   ============

                 See accompanying notes to consolidated financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $ 17,403,886     22,212,040     24,836,574
  Interest income. . . . . . . . . . . . . .      1,138,093        985,270        353,270
  Other income (note 3(g)) . . . . . . . . .        512,777        400,000        406,593
                                               ------------   ------------   ------------
                                                 19,054,756     23,597,310     25,596,437
                                               ------------   ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .     11,041,298     13,670,591     18,701,027
  Depreciation . . . . . . . . . . . . . . .      4,155,575      4,795,412      5,701,647
  Property operating expenses. . . . . . . .      9,861,497     11,299,218     12,113,541
  Professional services. . . . . . . . . . .        731,793        779,846        676,490
  Amortization of deferred expenses. . . . .        650,512        472,735        426,906
  General and administrative . . . . . . . .        686,912        598,531        448,812
                                               ------------   ------------   ------------
                                                 27,127,587     31,616,333     38,068,423
                                               ------------   ------------   ------------
    Operating loss . . . . . . . . . . . . .     (8,072,831)    (8,019,023)   (12,471,986)
Partnership's share of loss from
  operations of unconsolidated ventures
  (notes 1 and 10) . . . . . . . . . . . . .    (19,392,303)   (16,851,858)   (60,283,861)
Venture partners' share of ventures'
  operations (note 3). . . . . . . . . . . .          --             --            22,472
                                               ------------   ------------   ------------
    Net operating loss . . . . . . . . . . .    (27,465,134)   (24,870,881)   (72,733,375)
Gain (loss) from sale or disposition of
  unconsolidated ventures (notes 3(b) and
  3(c)). . . . . . . . . . . . . . . . . . .    (29,579,058)     1,702,082      7,898,727
Gain from sale or disposition of
  investment properties (notes 4(b) and 6) .     14,692,172          --        18,382,769
                                               ------------   ------------   ------------
    Net loss before extraordinary item . . .    (42,352,020)   (23,168,799)   (46,451,879)



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1995           1994           1993
                                               ------------   ------------   ------------
Extraordinary items:
  Gain on forgiveness of indebtedness
    (note 4(b)(i)) . . . . . . . . . . . . .      1,650,638          --             --
  Partnership's share of gain on
    extinguishment of indebtedness of
    unconsolidated venture (note 3(c)) . . .     31,264,814          --             --
  Prepayment penalty on refinanced long-term
    debt (note 4(b)(v)). . . . . . . . . . .       (204,093)         --             --
  Provision for earthquake repairs (note 2).      3,000,000     (3,000,000)         --
                                               ------------   ------------   ------------
    Net loss . . . . . . . . . . . . . . . .   $ (6,640,661)   (26,168,799)   (46,451,879)
                                               ============   ============   ============
    Net earnings (loss) per limited
      partnership interest (note 1):
        Net operating loss . . . . . . . . .   $     (65.74)        (59.53)       (177.06)
        Gain (loss) from sale or disposition of
          unconsolidated ventures. . . . . .         (73.02)          4.20          19.50
        Gain from sale or disposition of
          investment properties. . . . . . .          36.27          --             45.38
        Extraordinary items. . . . . . . . .          87.94          (7.18)         --
                                               ------------   ------------   ------------
        Net loss . . . . . . . . . . . . . .   $     (14.55)        (62.51)       (112.18)
                                               ============   ============   ============















                 See accompanying notes to consolidated financial statements.


                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                         CONTRI-
                                                         BUTIONS
                                                         NET OF
          CONTRI-    NET        CASH                    OFFERING    NET         CASH
          BUTIONS    LOSS   DISTRIBUTIONS    TOTAL       COSTS      LOSS    DISTRIBUTIONS   TOTAL
          ------- ----------------------- ----------- --------------------- -------------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1992. . . .$1,000(17,723,177)(1,235,319) (18,957,496)351,746,836 (386,557,462)(36,155,381)(70,966,007)

Net loss . . --   (1,460,021)      --     (1,460,021)      --   (44,991,858)       --   (44,991,858)
           -----------------  ---------- ----------- ----------------------- -----------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1993. . . .1,000(19,183,198) (1,235,319)(20,417,517)351,746,836(431,549,320)(36,155,381)(115,957,865)

Net loss . . --   (1,097,814)      --     (1,097,814)      --   (25,070,985)       --   (25,070,985)
           -----------------  ---------- ----------- ----------------------- -----------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994. . . .1,000(20,281,012) (1,235,319)(21,515,331)351,746,836(456,620,305)(36,155,381)(141,028,850)

Cash dis-
 tributions. --        --        (81,017)    (81,017)      --         --      (8,020,647)(8,020,647)
Net loss . . --     (806,483)      --       (806,483)      --    (5,834,178)       --    (5,834,178)
           -----------------  ---------- ----------- ----------------------- -----------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1995. . . .$1,000(21,087,495)(1,316,336)(22,402,831)351,746,836(462,454,483)(44,176,028)(154,883,675)
            ================= ========== =========== ======================= =======================

                    See accompanying notes to consolidated financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . $ (6,640,661)   (26,168,799)   (46,451,879)
  Items not requiring (providing) cash or
    cash equivalents:
      Depreciation . . . . . . . . . . . . . .    4,155,575      4,795,412      5,701,647
      Amortization of deferred expenses. . . .      650,512        472,735        426,906
      Amortization of discount on long-term debt    257,588        540,492        502,792
      Partnership's share of loss from operations
        of unconsolidated ventures . . . . . .   19,392,303      16,851,858    60,283,861
      Venture partner's share of venture operations   --             --           (22,472)
      Gain (loss) on sale or dispositions of
       interests in unconsolidated ventures
       (notes 3(b) and 3(c)) . . . . . . . . .   29,579,058     (1,702,082)    (7,898,727)
      Gain on sale or disposition of investment
        property (notes 4(b) and 6). . . . . .  (14,692,172)         --       (18,382,769)
      Extraordinary items (note 2) . . . . . .  (35,711,359)     3,000,000          --
  Changes in:
    Restricted funds . . . . . . . . . . . . .   (2,340,567)     1,699,657        640,800
    Interest, rents and other receivables. . .      239,454         25,989      2,436,524
    Prepaid expenses . . . . . . . . . . . . .        9,665         17,052         20,083
    Escrow deposits. . . . . . . . . . . . . .     (315,817)       164,416        180,009
    Accrued rents receivable . . . . . . . . .       89,377        277,659        471,522
    Accounts payable . . . . . . . . . . . . .      460,368        212,459         95,585
    Due to affiliates. . . . . . . . . . . . .      168,594        127,831         47,554
    Accrued interest . . . . . . . . . . . . .    6,213,384       (728,768)     1,356,214
    Deferred interest. . . . . . . . . . . . .    1,200,233      2,648,987      1,512,583
    Accrued real estate taxes. . . . . . . . .      (42,682)         6,237         (9,271)
    Unearned rents . . . . . . . . . . . . . .     (302,569)      (175,116)      (476,759)
    Tenant security deposits . . . . . . . . .       41,497        131,734        (10,187)
    Other liabilities. . . . . . . . . . . . .     (488,549)        30,316        (13,691)
                                               ------------    -----------    -----------
          Net cash provided by
            operating activities . . . . . . .    1,923,232      2,228,069        410,325
                                               ------------    -----------    -----------



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments . . . . . . . . .    2,129,166     14,061,209    (15,847,146)
  Additions to investment properties . . . . .   (1,487,605)    (3,402,832)      (525,771)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . .    1,576,046      5,925,748     18,332,690
  Cash proceeds from sale of investment
    properties . . . . . . . . . . . . . . . .    2,795,768          --             --
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . .     (515,350)    (1,760,411)    (1,737,231)
  Payment of deferred expenses . . . . . . . .     (330,216)      (734,434)       (12,236)
                                               ------------    -----------    -----------
          Net cash provided by
            investing activities . . . . . . .    4,167,809     14,089,280        210,306
                                               ------------    -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . .     (376,203)      (728,949)      (652,443)
  Proceeds received on refinancing of
    long-term debt . . . . . . . . . . . . . .      381,704          --             --
  Prepayment penalty on long-term debt . . . .     (204,093)         --             --
  Distributions to general partners. . . . . .      (81,017)         --             --
  Distributions to limited partners. . . . . .   (8,020,647)         --             --
                                               ------------    -----------    -----------
          Net cash used in financing
            activities . . . . . . . . . . . .   (8,300,256)      (728,949)      (652,443)
                                               ------------    -----------    -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . .   (2,209,215)    15,588,400        (31,812)

          Cash and cash equivalents,
            beginning of year. . . . . . . . .   18,419,385      2,830,985      2,862,797
                                               ------------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . $ 16,210,170     18,419,385      2,830,985
                                               ============    ===========    ===========



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994           1993
                                                -----------    -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . $  3,574,186    11,209,880      15,329,438
                                               ============    ===========    ===========
  Sale of investment properties:
    Total sale proceeds, net of selling expenses$ 17,925,768         --             --
    Principal balances due on mortgages payable (15,130,000)         --             --
                                               ------------    -----------    -----------
    Cash proceeds from sale of investment
      property, net of selling expenses. . . . $  2,795,768          --             --
                                               ============    ===========    ===========
    Cash financing activities:
      Gross proceeds from refinancing of
        long-term debt . . . . . . . . . . . . $ 26,000,000          --             --
      Principal and interest paid at closing .  (24,985,162)         --             --
      Prepayment penalty . . . . . . . . . . .     (204,093)         --             --
      Payment of deferred mortgage expense . .     (429,041)         --             --
                                               ------------    -----------    -----------
            Proceeds received on refinancing
              of long-term debt. . . . . . . . $    381,704          --             --
                                               ============    ===========    ===========

  Non-cash investing and financing activities:
          Extraordinary item due to forgive-
            ness of indebtedness secured by
            Brittany Downs Apartments - Phase II$  1,650,638         --             --
                                               ============    ===========    ===========
      Gain recognized on disposition of investment
        properties (notes 4(b) and 6). . . . . $ 14,692,172          --        18,382,769
      Contributions payable to unconsolidated
        venture (note 3(c)). . . . . . . . . .        --             --         2,400,000
                                               ============    ===========    ===========




                 See accompanying notes to consolidated financial statements.


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of most of its remaining investment portfolio and wind up its affairs as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its interests in the 237 Park Avenue and 1290 Avenue of the Americas properties, not later than December 31, 1999 barring any unforseen economic developments.

    The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Mariners Pointe Associates ("Mariners Pointe"). The effect of all significant transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates (note 3(b)); JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 3rd Avenue Associates ("JMB/900"); 1090 Vermont Avenue, N.W. Associates Limited Partnership ("1090 Vermont"); Maguire/Thomas Partners - South Tower ("South Tower") and the Partnership's indirect (through Carlyle-XIV Associates, L.P.) interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC").

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                            1995                            1994
                                            -------------------------------------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (UNAUDITED)     GAAP BASIS      TAX BASIS
                                ------------    -----------    ------------    -----------

Total assets . . . . . . . . .  $106,113,792     97,367,891    147,075,454    139,188,017

Partners' capital accounts
  (deficits):
    General partners . . . . .   (22,402,831)   (22,727,866)   (21,515,331)   (22,036,030)
    Limited partners . . . . .  (154,883,675)  (176,962,173)  (141,028,850)  (143,776,876)

Net loss:
    General partners . . . . .      (806,483)      (610,819)    (1,097,814)      (487,604)
    Limited partners . . . . .    (5,834,178)   (25,164,650)   (25,070,985)   (12,025,837)

Net loss per limited
  partnership interest . . . .        (14.55)        (62.75)        (62.51)        (29.99)
                                 ===========    ===========    ===========   =============



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

     The Preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($16,040,895 and $18,160,234 at December 31, 1995 and 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other financial instruments. As the debt secured by the Wilshire Bundy Plaza and the Partnership's interest in the Wells Fargo Center South Tower office building have been reclassified by the Partnership as current liabilities at December 31, 1995 as a result of defaults (see note 4) and because resolution of such defaults are uncertain, and because the debt secured by the Mariner's Pointe apartments is scheduled to mature in October 1996, the Partnership considers the disclosure of the SFAS 107 value of such debt to be impracticable. The remaining debt and related accrued interest secured by the Louis Joliet Mall, with a carrying balance of $26,000,000, has been calculated to have an SFAS 107 value of $26,461,599 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4). The Partnership has no other significant financial instruments.


     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers. Ten properties have been sold or disposed of by the Partnership as of December 31, 1995. Reference is made to note 4(b) for a discussion of the Partnership's sale of Brittany Downs Apartments, Phase I and II on January 10, 1995 and the foreclosure of Louisiana Tower on August 30, 1995. All of the properties owned at December 31, 1995 were operating.

The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs and net of value impairment adjustments.

     Depreciation on the consolidated investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     The investment properties or the Partnership's interest in unconsolidated ventures are pledged as security for the long-term debt, for which there is generally no recourse to the Partnership. The long-term debt represents senior mortgage loans.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. A complete determination of the requirements to comply with the ordinance was unable to be made at the time of the issuance of the Partnership's 1994 consolidated financial statements. It was estimated at that time that the cost of compliance with the ordinance could be approximately $3 million (none of which had been budgeted). Accordingly, the 1994 consolidated financial statements reflected an extraordinary item of $3 million.

     During June 1995, the Partnership received notice from the City which required submission of a report indicating the number of welded connections damaged and proposed repair procedures. Based upon the findings and cost estimates of independent structural engineers, it is currently estimated that the cost of making the necessary repairs should be approximately $100,000. Accordingly, the extraordinary item recorded in 1994 of $3 million has been reversed in the Partnership's 1995 consolidated financial statements.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Provisions for value impairment, including the Partnership's share of such unconsolidated venture provisions, are currently estimated to total approximately $16,000,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1995 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,617,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

     The Partnership has acquired, through the above ventures, interests in one apartment complex and seven office buildings. Reference is made to note 3(c) regarding the sale of the 2 Broadway office building in September 1995. The venture properties have been financed under various long-term debt arrangements as described below and in note 4.

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

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard its share of the pre-sale settlement with Federated department stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. In February 1996, based on current proration estimates, OOUV distributed to Orchard its share of reserves ($494,000) previously held back by OOUV for potential operating prorations. As a result, Orchard distributed $262,500 to the Partnership representing its share of such excess reserves as well as its share of excess cash that had been held at Orchard. The Partnership currently intends to retain these funds for working capital purposes.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation the distribution to OOUV of $4,300,000 and the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000, as discussed above. Orchard distributed to each of the respective partners their share ($1,702,082) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting purposes and Federal income tax purposes in 1994. Upon receipt of all or a portion of the remaining contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amount will be received.



     (c)  JMB/NYC

     The Partnership owns, indirectly through Carlyle-XIV Associates, L.P. and JMB/NYC, an interest in (i) the 237 Park Avenue Associates venture which owns a 23-story office building, (ii) the 1290 Associates venture which owns a 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Company ventures which sold their 32-story office building in September 1995 as discussed below (together "Three Joint Ventures" and individually a "Joint Venture"). All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O & Y Equity Company, L.P. and O & Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O&Y").

     JMB/NYC is a limited partnership among Carlyle-XIV Associates, L.P., Property Partners, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 40% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $1,200,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying consolidated financial statements). The Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 40% shareholder. Related to this investment, the Partnership has an obligation to fund, on demand, $1,200,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 50%.

     The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an agreement (the "Agreement") with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain Preference Amounts, as defined. The Agreement would also, among other things, provide for no further allocation from the Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Joint Ventures only to the extent of cash flow distributions to JMB/NYC.

     In October 1994, JMB/NYC entered into the Agreement with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were to be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the proposed reorganization plans for the other Joint Ventures, although various specifics of the proposed transactions are expected to be changed and there is no assurance that such proposed transactions would be substantially incorporated. In particular, the restructuring of their ownership interests in the 237 Park and the 1290 Avenue of the Americas properties by the Olympia & York affiliates and possible reorganization of the 237 Park Avenue and 1290 ventures discussed below is expected to result in certain changes to the transactions proposed in the Agreement, although the extent of such changes has not been determined. Consequently, there are no assurances that the substance of the transactions contemplated in the Agreement will be finalized. In any event, there would need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The contemplated restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $257,188,201 as of December 31, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors and other affiliates of O&Y as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, it is expected that 237 Park Avenue Associates and 1290 Associates will seek reorganization under Chapter 11 of the United States Bankruptcy Code pursuant to a plan agreed upon by their creditors and their partners, including JMB/NYC. Although JMB/NYC has had discussions with the Olympia & York affiliates and certain creditors concerning restructuring proposals and a reorganization of 237 Park Avenue Associates and 1290 Associates, a proposal for the restructuring of the Olympia & York affiliates' ownership interests and a plan for the reorganization of the two Joint Ventures have not been agreed upon. Accordingly, the terms of such restructuring and reorganization and their effect, if consummated, on the Joint Ventures and the Olympia & York affiliates' and JMB/NYC's respective interests therein are subject to change. The Partnership believes that the substance of these proposed transactions will be effected, although changes in the form and structure of the proposed transactions are expected to be required. However, it is possible that one or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.



     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated between the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $33,272,592 and $35,158,225 at December 31, 1995 and 1994, respectively.
Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures formerly owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. The Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If the distributions paid or payable to JMB/NYC are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $47,164,545 at December 31, 1995 as no payments were made on any of the Purchase Notes during 1995 and 1994. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for an extension of the due dates on the Purchase Notes. It further provides for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, in September 1995, the 2 Broadway Joint Ventures concluded the sale of the 2 Broadway Building at a price which did not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, principal and accrued interest on the 2 Broadway Purchase Notes in the amount of $62,529,627 was discharged and $19,000,000 of the 2 Broadway Purchase Notes has been reallocated and is payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

     Subsequent to 1991, pursuant to the agreement (the "1993 Agreement") reached in March 1993 between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide for no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There was no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994 or 1995. However, JMB/NYC did recognize a loss of $55,357,404 on the sale (as described below) of the 2 Broadway Building for Federal income tax purposes in 1995.

     Under the terms of the Three Joint Ventures' agreements, the Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay a preferred return through December 31, 1991 to JMB/NYC. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The Olympia & York affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for the purpose of calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate were fixed at 12-3/4% per annum (versus the variable short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     The 1993 Agreement rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitled the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. The 1993 Agreement also provided that, except as specifically agreed otherwise, the parties each reserved all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at December 31, 1995 was approximately $55,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the twelve months ended December 31, 1995 was $115,730,680. Based upon the amount of interest determined by JMB/NYC for the twelve months ended December 31, 1995, interest expense for the Three Joint Ventures was $67,258,773. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $121,543,336 (of which the Partnership's share is $28,258,826) for the period of July 1, 1993 through December 31, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     Certain provisions of the Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81,500,000 for 1290 Avenue of the Americas and $38,500,000 for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactively effective from May 1, 1994. Net proceeds available, if any, after repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures' Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its remaining Purchase Notes.


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

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make any additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $170,069,197 at December 31, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18,300,000. As a result of this sale, the Partnership recognized, for financial reporting purposes, its share of the loss on the sale of investment property of $29,579,058 (which includes the Partnership's share ($20,226,108) of the write-off of JMB/NYC's remaining investment in the 2 Broadway Joint Ventures), offset by a gain of $31,264,814 which represents the Partnership's share of JMB/NYC's related gain on the forgiveness of indebtedness (as more fully discussed above). Such sale did not result in the dissolution and termination of the 2 Broadway Building Joint Ventures for the purposes of the deficit capital account balance computation as described above. Due to the anticipated sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560 which was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

     The 237 Park Avenue and 1290 Avenue of the Americas office buildings serve as collateral for the first mortgage loan. Prior to 1996, the lender asserted various defaults under the loan. Commencing in January 1996, the Joint Ventures ceased making monthly debt service payments on the first mortgage loan. A restructuring of the loan now appears likely to depend on the restructuring of the ownership interest of various affiliates of O&Y in a number of office buildings and the reorganization of the 237 Park Avenue and 1290 ventures, as discussed above. The Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum.

     Should a restructuring of the Joint Ventures providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of JMB/NYC's interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related Joint Venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, JMB/NYC would then proceed to terminate its affairs.

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

     (d)  JMB/Piper

     In 1984, the Partnership acquired, through JMB/Piper, with C-XV, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XV, acquired the developer's interest in the OB Joint Venture. As of December 31, 1995, JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $84,489,000 and $72,272,000 at December 31, 1995 and 1994, respectively.

     Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1993, 1994 or 1995. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993 and 1994 totalled $1,390,910 and $353,251, respectively. During 1995, excess cash flow generated under this agreement was $464,178 which is expected to be remitted to the lender during the second quarter of 1996. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1995, the manager has deferred approximately $2,538,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994 (note 9)) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

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

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were allocated 71% to the JMB/Piper and 29% to the venture partners during 1995, 1994 and 1993, and 100% to the JMB/Piper during 1992.

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



     During the second quarter of 1994, a major tenant and joint venture partner, Piper Jaffray, Inc. (275,758 square feet), agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995 into space previously leased to tenants whose leases expired just prior to the effective dates for Piper Jaffray, Inc.'s expansions. The expansion space lease expiration date is coterminous with Piper Jaffray, Inc.'s existing lease expiration date of March 2000 and the net effective rental rate approximates market.

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

     JMB/900 has also made a loan to the developer in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1993, 1994 and 1995). To the extent that JMB/900 has not received annual distributions equal to the interest payable on such loan, the deficiency becomes a cumulative preferred return payable out of future net cash flow or net sale or refinancing proceeds.

     The Progress Partners venture agreement provides that the venture is required to pay the Venture Partners a stated return of $3,285,000 per annum payable quarterly. Generally, JMB/900 is required to contribute funds to the venture, to the extent net cash flow is not sufficient, to enable the venture to make this payment. As a result of the lawsuit discussed below, such amounts have not been contributed by JMB/900 to pay the Venture Partners and consequently interest has not been received by JMB/900 on the $20,000,000 loan discussed above. Under the terms of the Progress Partners' venture agreement, the Venture Partners are generally entitled to receive a non-cumulative preferred return of net cash flow (net after the $3,285,000 per annum stated return payable to the Venture Partners discussed above) of approximately $3,414,000 per annum, with any remaining net cash flow distributable 49% to JMB/900 and 51% to the Venture Partners.



     The Progress Partners venture agreement further provides that net sale or refinancing proceeds are distributable to JMB/900 and the Venture Partners, on a pro rata basis, in an amount equal to the sum of any deficiencies in the receipt of their respective cumulative preferred returns of net cash flow plus certain contributions to the venture made by JMB/900 to pay for the Venture Partners stated return. Next, proceeds will be distributable to the Venture Partners in an amount equal to $20,000,000.

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

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the Venture Partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the Venture Partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the Venture Partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against the Venture Partner, the Partnership, C-XV and JMB/900, which has enabled JMB/900 to refile its previously asserted claims against the Venture Partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the Venture Partners and the FDIC continue. In addition, it appears that the Venture Partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the Venture Partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the Venture Partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that JMB/900 will be able to recover any amounts from the Venture Partners.



     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow (as defined) after debt service and capital and after repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the joint venture in connection with the loan extension will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. To date, no escrow funds have been deposited into the account for leasing costs. As of the date of this report, approximately $1,529,000 of the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $510,000).

     (f)  South Tower

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

     In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, IBM is obligated to reimburse the joint venture for all shortfalls between amounts due under the LAUSD as compared to amounts which would have been received under the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000, all of which has been received as of September 30, 1995. The other law firm, which has vacated its space and is no longer paying rent, has filed for bankruptcy. The collectability of amounts owed by such tenant under its lease obligation is uncertain.

     The mortgage note secured by the property as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender refrained from exercising its rights and remedies under the loan documents through September 1, 1995 while the venture continued to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with such lender. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes.

In the absence of an extension or refinancing of the notes, and due to the uncertainty whether IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

    (g)  Turtle Creek

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

     The joint venture partner's obligations to the Partnership were guaranteed by certain of the joint venture partner's principals. The Partnership filed a lawsuit against the joint venture partner and certain of the joint venture partner's principals seeking to recover amounts lost resulting from their defaults. On April 3, 1992, the Partnership signed a settlement agreement with the joint venture partner and its principals. Under the terms of the settlement, the Partnership is scheduled to receive total payments of $4,075,000. The Partnership received $650,000 of this amount upon execution of the agreement. The remainder of the settlement amount is represented by a promissory note issued to the Partnership in the amount of $3,425,000. The note provides for monthly interest payments over a six-year period at interest rates which vary from 4.8613% to 5.3684% per annum. In addition, the note provides for annual principal payments of $400,000 due every April for five years with a final payment in the amount of $1,425,000 due on the sixth anniversary of the date of issuance of the note. Due to the uncertainty of collection of the remaining settlement amounts, settlement payments are reflected in other income only as collected. As of December 31, 1995, all scheduled payments have been received.

     (h)  1090 Vermont

     Through 1993, the Partnership and joint venture partners had contributed a total of $4,076,000 ($2,038,000 by the Partnership) to the joint venture to cover releasing and capital costs. The Partnership and joint venture partner had agreed that such contributions would be repaid along with a return thereon out of first available proceeds from property operations, sale or refinancing. In 1993, the joint venture finalized a refinancing of the existing mortgage loan. During December, 1993 $1,785,560 (of which the Partnership's share was $889,064) was distributed from net refinancing proceeds as a partial return of the additional capital contributed. In addition to providing refinancing proceeds to the joint venture, the debt service payments due under the new loan are significantly lower than the payments due under the prior loan.

     Distributions of operating cash flow totalling approximately $1.5 million (the Partnership's share was approximately $750,000) since the effective date of the refinancing have also represented a partial return to the partners of the additional capital contributed. As of December 31, 1995, the total remaining unpaid additional capital contributed, including the unpaid return thereon, is $2,032,908 of which the Partnership's share is $1,016,454.

     (i)  Mariners Pointe

     Under the terms of the joint venture agreement, the joint venture partner is obligated to contribute 22.3% of annual cash operating deficits.

The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution is secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner has not made the required contribution. The Partnership has decided not to pursue this matter further since the cost to pursue would likely exceed the recovery (if any) of amounts owed. In addition, a sale in the foreseeable future will not result in any distribution to the joint venture partner due to the Partnership's preferential sharing levels upon sale of the property. Consequently, the Partnership will not pursue the joint venture partner's interest in the property.

     In 1995, the joint venture commenced marketing the property for sale. In March 1996, the joint venture signed an agreement for sale of the property for a purchase price of approximately $7,900,000. Such agreement is subject to certain contingencies which must be satisfied prior to the proposed closing date of May 15, 1996. Therefore, there can be no assurance that a sale will be finalized. If the sale is consummated under the proposed terms, the Partnership will recognize a gain for Federal income tax and a net gain for financial reporting purposes in 1996.

     The mortgage note for the property was originally scheduled to mature in October 1994. See note 4(b)(iii) regarding the extension of such loan to October 1996.



(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1995 and 1994:

                                                                     1995          1994
                                                                 -----------   -----------
11.5% mortgage note (in default); secured by the
  Wilshire Bundy Plaza in Los Angeles, California;
  principal and interest payments of $416,000 are
  due monthly through March 1996; unpaid balance
  of $40,920,000 is due April 1996 (note 4(b)(iv)) . . . . .    $ 41,292,105    41,292,105

9.0% mortgage note; secured by the Louisiana Tower
  Office Building located in Shreveport, Louisiana;
  retired at disposition in August 1995; payments of
  $100,000 per annum plus monthly cash flow was
  (as defined) due with the difference being deferred
  until cash flow was available or the maturity of
  note; unpaid principal balance of $22,225,000
  was due January 1995.  Balance at December 1994
  is net of $102,299 unamortized discount based
  on an imputed interest rate of 11.0% (note 4(b)(ii)) . . .           --       22,122,701

12% promissory note (in default); secured by the
  Partnership's interest in the Wells Fargo Center South
  Tower office building in Los Angeles, California;
  monthly interest only payments of $122,500 through
  November 1994; principal balance of $12,250,000 was
  due in December 1994 (note 3(f)) . . . . . . . . . . . . .      12,250,000    12,250,000

8.75% first mortgage note; secured by the Louis Joliet Mall
  in Joliet, Illinois, monthly principal and interest payments of $134,000 until April 1998 when the remaining balance of
  $10,969,000 was due; refinanced in September 1995 by the
  loan described below . . . . . . . . . . . . . . . . . . .           --       12,792,560

10% second mortgage note; secured by the Louis Joliet Mall in
  Joliet, Illinois; payable interest only at 8.5% per annum plus
  1.5% payable from operating cash flow (as defined) above a specified amount (none paid in 1994, 1993 and 1992) until
  September 1995 when the remaining principal amount was due;
  refinanced in September 1995 by the loan described below..           --       10,000,000

8.03% first mortgage note; secured by the Louis Joliet Mall in
  Joliet, Illinois; monthly interest only payments of $173,983 until April 1997; beginning April 1, 1997, monthly principal and interest payments of $201,189 until October 1, 2002 when the
  remaining balance of $23,751,765 is due (note 4(b)(v)) . .      26,000,000         --


                                                                     1995          1994
                                                                 -----------   -----------

Variable rate mortgage note secured by the Mariner's Pointe
  Apartments, (note 4(b)(iii)) . . . . . . . . . . . . . . .       6,500,000     6,500,000

6.2% and 9.375% mortgage notes, secured by the Brittany
  Downs Apartments Phases I and II, respectively, satisfied
  in January 1995 (note 4(b)(i)) . . . . . . . . . . . . . .          --        15,718,589
                                                                ------------  ------------

          Total debt . . . . . . . . . . . . . . . . . . . .      86,042,105   120,675,955

          Less current portion of long-term debt
            (note 4(b)). . . . . . . . . . . . . . . . . . .      60,042,105    94,880,985
                                                                ------------  ------------

          Total long-term debt . . . . . . . . . . . . . . .    $ 26,000,000    25,794,970
                                                                ============  ============




     Five year maturities of long-term debt are as follows:

                  1996 . . . . . . . .   $60,042,105
                  1997 . . . . . . . .       251,510
                  1998 . . . . . . . .       359,714
                  1999 . . . . . . . .       389,687
                  2000 . . . . . . . .       422,156
                                         ===========

     (b)  Long-term Debt Restructurings

          (i)  Brittany Downs Apartments - Phase I and II

     In June 1993, the Partnership refinanced the Brittany Downs Apartments Phase I $7,090,000 mortgage loan resulting in a reduction of the effective interest rate on the loan from 8.0% per annum to 6.2% per annum.

     Brittany Downs Apartments Phase II did not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership had been paying a reduced amount of debt service since November 1990. Although the Partnership was negotiating to obtain a loan modification to reduce the property's required debt service payments, the Partnership was placed in default during the fourth quarter of 1992. Accordingly, the balances of the Phase II first mortgage note, the second mortgage note, and related accrued interest were classified as current liabilities in the accompanying consolidated financial statements at December 31, 1994.

     On January 10, 1995, the Partnership sold the Brittany Downs Apartments Phase I and II to an unaffiliated third party. The sale price was $18,380,000 (before selling costs and prorations), of which $2,795,768 was received in cash at closing and $14,340,000 represented the purchaser's assumption of the underlying debt (net of a payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II). The sale resulted in a gain of $6,574,760 for financial reporting purposes and $8,984,569 for Federal income tax reporting purposes in 1995. In addition, as a result of the payoff discount granted by the underlying lender for Brittany Downs Apartments Phase II, the Partnership recognized an additional gain on forgiveness of indebtedness of $1,650,638 for financial reporting purposes in 1995.

          (ii)  Louisiana Tower

     During 1988, Louisiana Tower restructured its existing mortgage note with the lender. In 1990, the Partnership further restructured the loan in order to reduce current and anticipated deficits resulting from the termination of a major tenant's lease and costs associated with leasing. The terms of the agreement required debt service payments in an amount equal to the monthly cash flow generated by the property (before payment of property management fees) plus $100,000 per annum for a five-year period commencing with the January 1990 payment. The cash flow of the property was escrowed monthly and remitted to the lender annually on March 31. The difference between the above pay rate and the contract pay rate of 9% per annum on the principal balance accrued at 9% per annum compounded monthly until maturity when the principal and accrued interest was to be due and payable. The existing modification period expired and the loan matured in January 1995. The Partnership decided that it would not commit any significant amounts of capital to this property due to the fact that the recovery of such amounts would be unlikely. Consequently, commencing in June 1994, the Partnership ceased making the required debt service payments to the lender and sought further modifications to the loan. The lender was unwilling to provide further modifications to the loan and began foreclosure proceedings in October 1994. A receiver was appointed for the property and a third party manager was appointed to manage the property on the receiver's behalf. Title to the property was transferred to the lender on August 30, 1995. The Partnership recognized a gain of $8,117,412 for financial reporting purposes and $2,530,731 for Federal income tax purposes in connection with this transfer with no distributable proceeds in 1995.

     (iii)  Mariners Pointe

     During the third quarter of 1994, the Partnership obtained a two-year extension of the existing $6,500,000 mortgage loan. The new maturity date is October 1, 1996. Accordingly, the principal balance of the property's underlying mortgage loan ($6,500,000) has been classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. Under terms of the loan extension, the loan bears interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at December 31, 1995 was 4.19% per annum for an interest rate of 6.94% per annum as of that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     (iv)  Wilshire Bundy Plaza

     The Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matures April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest have been classified as a current liability in the accompanying consolidated financial statements at December 31, 1995 and December 31, 1994. The lender began foreclosure proceedings in October 1995. A receiver was appointed for the property and the previously affiliated third party property manager continued to manage the property on behalf of the receiver. It is anticipated that the lender will obtain title to the property on March 27, 1996. The Partnership will recognize a gain for Federal income tax and a net gain for financial reporting purposes in 1996 in connection with this transfer with no distributable proceeds.

     (v)  Louis Joliet Mall

     The second mortgage loan matured on September 1, 1995. During September 1995, the Partnership finalized a refinancing of the property's first (with a principal balance of approximately $12,400,000) and second (with a principal balance of $10,000,000 and accrued and deferred interest of approximately $2,500,000) mortgage loans with a new seven year first mortgage loan in the amount of $26,000,000. Such refinancing resulted in approximately $382,000 in net proceeds after payment of the existing loans, closing costs and prepayment penalty, which the Partnership has decided to retain for working capital purposes. The new loan matures on October 1, 2002 and may be prepaid after the second loan year with a yield maintenance
prepayment penalty.   As a result of the early refinancing of the first
mortgage loan (scheduled maturity April, 1998) the Partnership paid a prepayment penalty of approximately $204,000.



     (vi)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center (South Tower Office Building) (with a balance of $198,388,423 as of December 31, 1995) as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $1,575,000 and $245,000 as of December 31, 1995 and December 31, 1994,
respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture reached an agreement with the lender of the mortgage note whereby the lender refrained from exercising its rights and remedies under the loan documents through September 1, 1995 while the venture continued to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with such lender. Such extension or refinancing is likely to be dependent on results from negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.


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

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distributions being made, the Limited Partners are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Limited Partners have received (i) cash distributions of net sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the net sale or refinancing proceeds previously distributed, equal a 6% annual non-compounded return on the Limited Partners average capital investment for each year (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above. Accordingly, $1,742,000 of proceeds have been deferred for the General Partners at December 31, 1995. The General Partners have received $121,527 of sale proceeds as of December 31, 1995 representing its 1% share of total sale distributions made.


(6)  MANAGEMENT AGREEMENTS - Scottsdale Financial Centers I & II

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


(7)  SALE OR DISPOSITION OF INVESTMENT PROPERTIES

     (a)  Scottsdale Financial Centers - Phase I and II

     A description of the disposition is contained in note 6 filed with this annual report.

     (b)  Old Orchard Shopping Center

     A description of the sale is contained in note 3(b) filed with this annual report.



     (c)  Brittany Downs Apartments Phase I and II

     A description of the sale is contained in note 4(b) filed with this annual report.

     (d)  2 Broadway Joint Ventures

     A description of the sale is contained in note 3(c) filed with this annual report.

     (e)  Louisiana Tower

     A description of the disposition is contained in note 4(b) filed with this annual report.

     (f)  Turtle Creek Centre

      A description of the disposition is contained in note 3(g) filed with this annual report.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Partnership and its consolidated ventures' principal assets are one office building, one apartment complex and one shopping mall. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 34 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenant sales volumes.

With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector. Apartment complex leases in effect at December 31, 1995 are generally for a term of one year or less and provide for annual rents of $1,229,342.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

              Office buildings:
                Cost . . . . . . . . . .  $ 56,814,565
                Accumulated depreciation   (20,426,439)
                                          ------------
                                            36,388,126
                                          ------------
              Shopping mall:
                Cost . . . . . . . . . .    48,040,642
                Accumulated depreciation   (13,569,299)
                                          ------------
                                            34,471,343
                                          ------------
              Apartment complexes:
                Cost . . . . . . . . . .     7,986,586
                Accumulated depreciation    (2,818,510)
                                          ------------
                                             5,168,076
                                          ------------
                      Total. . . . . . .  $ 76,027,545
                                          ============




     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                  1996 . . . . . . . .   $ 8,125,335
                  1997 . . . . . . . .     6,882,148
                  1998 . . . . . . . .     5,941,733
                  1999 . . . . . . . .     4,858,875
                  2000 . . . . . . . .     3,256,567
                  Thereafter . . . . .     8,584,871
                                         -----------
                                         $37,649,529
                                         ===========

     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease:

     The land underlying Wilshire Bundy Plaza is subject to a ground lease having a term ending in September 2047. In September 1987, and every five years thereafter, the annual ground rent has and will be increased (from a base amount of $338,000 per annum payable in equal monthly installments) based on a formula equal to the lesser of a compounded amount or an amount based on a price index. The required ground rent payments for the period October 1987 through September 1992 and October 1992 through September 1998 equal $421,409 and $526,762, respectively, per annum payable in equal monthly installments. The Partnership has an option to purchase the land between October 2005 and October 2007 at fair market value. However, title to this property is anticipated to be transferred to the lender on March 27, 1996 pursuant to foreclosure proceedings. Therefore, there is no assurance that there will be any future ground rent payments related to this lease. See Note 4(b)(iv).

     Future minimum rental commitments under the leases are as follows:

               1996. . . . . . . . . .   $  526,762
               1997. . . . . . . . . .      526,762
               1998. . . . . . . . . .      526,762
               1999. . . . . . . . . .      526,762
               2000. . . . . . . . . .      526,762
               Thereafter. . . . . . .   24,626,124
                                        -----------
                                        $27,259,934
                                        ===========




(9)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-
related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31,
1995, 1994 and 1993 are as follows:

                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995        1994          1993          1995
                                       --------    ---------     ---------  --------------
Property management and
  leasing fees . . . . . . . . . .     $433,723    2,088,404     2,162,440      1,839,000
Insurance commissions. . . . . . .       64,121       64,214        79,545          --
Reimbursement (at cost) for
  accounting services. . . . . . .      178,371      211,104       156,851          --
Reimbursement (at cost) for
  portfolio management services. .       73,169       42,795         --             --
Reimbursement (at cost) for
 legal services. . . . . . . . . .       10,599       24,654        12,714          --
Reimbursement (at cost) for
  administrative charges
  and other out-of pocket
  expenses . . . . . . . . . . . .      203,318      271,902       310,413         84,757
                                       --------   ----------     ---------      ---------

                                       $963,301    2,703,073     2,721,963      1,923,757
                                       ========   ==========     =========      =========

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $83,418 that had not previously been reimbursed.



     In February 1995, the Partnership distributed $81,017 to the General Partners out of proceeds from the sale or refinancing of certain investment properties.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     Reference is made to note 3(c) regarding the Partnership's obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of December 31, 1995, these obligations bore interest at 5.83% per annum and interest accrued on these obligations was $343,979.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees as more fully discussed in note 3(d). Such fees deferred by the affiliate were approximately $1,839,000 at December 31, 1995.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to Wilshire Bundy Plaza. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the twelve months ended December 31, 1995 were approximately $11,600, all of which have been paid.

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods. Reference is made to note 5 above for a discussion of certain subordinated distributions payable to the General Partners under certain circumstances.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for Orchard Associates, JMB/NYC, JMB/Piper, JMB/Piper II, JMB/900, 1090 Vermont, South Tower and their unconsolidated ventures (note 3) as of and for the years ended December 31, 1995 and 1994 is presented below.



                                  1995           1994
                             -------------- --------------

Current assets . . . . . . .$    41,169,690     61,559,349
Current liabilities (including
 $902,603,491 and $913,398,422
 respectively, of debt in
 default at December 31, 1995
 and December 31, 1994)
 (note 3). . . . . . . . . . (1,152,046,100)(1,153,329,220)
                             -------------- --------------
    Working capital (deficit)(1,110,876,410)(1,091,769,871)
                             -------------- --------------
Investment properties, net .    975,646,720  1,055,303,077
Other assets . . . . . . . .    110,638,545    105,872,114
Other liabilities. . . . . .    (86,791,207)  (150,860,322)
Long-term debt . . . . . . .   (225,621,000)  (221,001,770)
                             -------------- --------------
    Partners' capital. . . . $ (337,003,352)  (302,456,774)
                             ============== ==============
Represented by:
  Invested capital . . . . . $1,035,645,376  1,078,356,674
  Cumulative distributions .   (259,482,618)  (265,345,596)
  Cumulative losses. . . . . (1,113,166,110)(1,115,467,853)
                             -------------- --------------
                             $ (337,003,352)  (302,456,774)
                             ============== ==============
Total income . . . . . . . . $  253,409,999    242,197,996
                             ============== ==============
Expenses applicable to
  operating loss . . . . . . $  285,772,212    287,980,902
                             ============== ==============
Net loss . . . . . . . . . . $   32,362,213    (45,782,906)
                             ============== ==============

     Total income and net loss for 1995 includes a loss on sale of investment property of $38,214,703, offset by an extraordinary gain on forgiveness of indebtedness of $62,529,627 related to the sale of the 2 Broadway building. (Reference is made to note 3(c)).

     Total income and net loss for 1994 includes gain of $3,404,164 related to the sale of the Old Orchard Shopping Center. (Reference is made to note 3(b)).

     Total income and net loss for 1993 was $287,330,325 and $307,239,196, respectively, which includes gain of $36,387,799 related to the sale of the Old Orchard Shopping Center, a $192,627,560 provision for value impairment at the 2 Broadway Building and a $67,479,871 provision for value impairment at the Wells Fargo Center.




                                                                                                   SCHEDULE III
                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1995


                                                          COSTS
                              INITIAL COST TO          SUBSEQUENT      GROSS AMOUNT AT WHICH CARRIED
                              PARTNERSHIP (A)        TO ACQUISITION        AT CLOSE OF PERIOD (B)
                       ----------------------------- ----------------------------------------------------------
                            LAND AND     BUILDINGS     LAND AND         LAND AND    BUILDINGS
                            LEASEHOLD      AND       BUILDINGS AND     LEASEHOLD       AND
          ENCUMBRANCE(C)    INTEREST    IMPROVEMENTSIMPROVEMENTS(F)     INTEREST   IMPROVEMENTS   TOTAL (G)
          --------------   -----------  ---------------------------    ----------  ------------ -----------
APARTMENT
 BUILDINGS:
 Stockton,
  California
  (E). . . . $ 6,500,000       786,961     7,082,651       116,974        786,961     7,199,625   7,986,586
OFFICE
 BUILDINGS:
 Los Angeles,
  California
  (D). . . .  41,292,105     2,449,356    60,122,288    (5,757,079)     2,094,674    54,719,891  56,814,565
SHOPPING MALL:
 Joliet,
  Illinois .  26,000,000     4,100,414    35,752,871     8,187,357      4,100,414    43,940,228  48,040,642
             -----------    ----------   -----------   -----------     ----------   ----------- -----------

    Total. . $73,792,105     7,336,731   102,957,810     2,547,252      6,982,049   105,859,744 112,841,793
             ===========    ==========   ===========   ===========     ==========   =========== ===========



                                                                                         SCHEDULE III - CONTINUED
                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1995
                                                                       LIFE ON WHICH
                                                                       DEPRECIATION
                                                                        IN LATEST
                                                                       STATEMENT OF        1995
                         ACCUMULATED            DATE OF       DATE      OPERATIONS     REAL ESTATE
                        DEPRECIATION(H)      CONSTRUCTION   ACQUIRED   IS COMPUTED        TAXES
                       ----------------      ------------  -------------------------   -----------
APARTMENT BUILDINGS:
 Stockton, California
 (E) . . . . . . . . . .    $ 2,818,510          1984         10/2/84     5-30 years        75,239
OFFICE BUILDINGS:
 Los Angeles,
  California (D) . . . .     20,426,439          1984         11/7/85     5-30 years       263,934
SHOPPING MALL:
 Joliet, Illinois. . . .     13,569,299          1978         7/31/85     5-30 years       549,540
                            -----------                                                    -------
     Total . . . . . . .    $36,814,248                                                    888,713
                            ===========                                                    =======

Notes:
     (A)  The initial cost represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $120,882,742.
     (C)  Amounts disclosed exclude current accrued interest.
     (D)  Property operated under ground lease; see Note 8.
     (E)  Property owned and operated by joint venture; see Note 3.
     (F)  Includes provision for value impairment at Wilshire Bundy of $9,495,459 recorded June 30, 1992.  See Note 2 for further discussion.



                                                                                         SCHEDULE III - CONTINUED
                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1995



(G)  Reconciliation of real estate owned:

                                                     1995              1994              1993
                                                 ------------      ------------     ------------
     Balance at beginning of period. . . . . .   $161,748,228       158,345,396      194,946,080
     Additions during period . . . . . . . . .      1,487,605         3,402,832          525,771
     Disposals during period . . . . . . . . .    (50,394,040)            --         (37,126,455)
     Provision for value impairment. . . . . .          --                --               --
     Revaluation of land leasehold . . . . . .          --                --               --
                                                 ------------      ------------     ------------
     Balance at end of period. . . . . . . . .   $112,841,793       161,748,228      158,345,396
                                                 ============      ============     ============

(H)  Reconciliation of accumulated depreciation:
     Balance at beginning of period. . . . . .   $ 49,431,004        44,635,592       49,123,417
     Depreciation expense. . . . . . . . . . .      4,155,575         4,795,412        5,701,647
     Disposals . . . . . . . . . . . . . . . .    (16,772,331)            --         (10,189,472)
                                                 ------------      ------------     ------------
     Balance at end of period. . . . . . . . .   $ 36,814,248        49,431,004       44,635,592
                                                 ============      ============     ============










                 INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV:

     We have audited the combined financial statements of JMB/NYC Office Building Associates, L.P. (JMB/NYC) and unconsolidated ventures as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the General Partners of Carlyle Real Estate Limited Partnership - XIV (the Partnership). Our responsibility is to report on these combined financial statements and financial statement schedule based on the results of our audits.

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

     As discussed in Note 3(c) of the Partnership's notes to the consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, beginning July 1, 1993, JMB/NYC was in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The disputed interest aggregated $48,472,000, $52,550,000 and $20,521,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and has not been included in mortgage and other interest in the accompanying combined financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing for interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC. However, as discussed in Note 2 of the combined financial statements, there are no assurances that the Agreement will be finalized and become effective. The ultimate outcome of this uncertainty cannot presently be determined.

     The accompanying combined financial statements and financial statement schedule have been prepared assuming that JMB/NYC and unconsolidated ventures will continue as going concerns. As discussed in Note 3(c) of the Partnership's notes to consolidated financial statements incorporated by reference in Note 2 of the combined financial statements, the holder of the first mortgage loan alleged certain defaults under the loan agreements. Also, commencing January 1996, the real estate ventures ceased making monthly debt service payments on the first mortgage loan. Further, JMB/NYC and the unaffiliated venture partners in the real estate ventures have agreed to file, for each of the real estate joint ventures, a prearranged


                                               (continued)


bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code.

Such filings with respect to the 2 Broadway ventures occurred in June of 1995 with the remaining filings expected to occur in 1996. These circumstances raise substantial doubt about JMB/NYC and unconsolidated ventures' ability to continue as going concerns. The General Partners' plans in regard to these matters are also described in Note 3(c) of the Partnership's notes to the consolidated financial statements. The combined financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

     Because of the significance of the uncertainties discussed in the preceding two paragraphs, we are unable to express, and we do not express, an opinion on the accompanying combined financial statements and financial statement schedule.







                              KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                                    COMBINED BALANCE SHEETS
                                  DECEMBER 31, 1995 AND 1994



                                            ASSETS
                                            ------

                                                                  1995           1994
                                                              ------------ --------------
Current assets:
  Cash (including amounts held by property manager) (note 1)  $    647,722      1,529,078
  Restricted funds (note 1)  . . . . . . . . . . . . . . . .     9,356,055     23,929,599
  Rents and other receivables (net of allowance for doubtful accounts of $9,455,898 and $8,167,305 at December 31, 1995
    and 1994, respectively). . . . . . . . . . . . . . . . .     2,378,248      3,234,487
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .       977,891     13,918,412
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .       492,957      1,425,723
  Tenant notes receivable. . . . . . . . . . . . . . . . . .        46,107        154,249
  Due from the O&Y affiliates (net of allowance for uncollecti-
    bility of $15,417,785 and $13,608,787 at December 31,
    1995 and 1994, respectively) (note 1). . . . . . . . . .         --             --
                                                              ------------ --------------
          Total current assets . . . . . . . . . . . . . . .    13,898,980     44,191,548
                                                              ------------ --------------

Investment properties (notes 1, 2, 3 and 4) - Schedule III:
    Land and leasehold interest. . . . . . . . . . . . . . .   163,939,715    168,798,314
    Buildings and improvements . . . . . . . . . . . . . . .   799,898,096    956,574,507
                                                              ------------ --------------
                                                               963,837,811  1,125,372,821
    Less accumulated depreciation. . . . . . . . . . . . . .   314,230,841    406,690,418
                                                              ------------ --------------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . .   649,606,970    718,682,403
                                                              ------------ --------------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . .    18,168,925     11,698,403
Accrued rents receivable (note 1). . . . . . . . . . . . . .    52,194,637     51,254,978
                                                              ------------ --------------

                                                              $733,869,512    825,827,332
                                                              ============ ==============


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                              COMBINED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1995          1994
                                                              ------------ --------------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . $ 902,603,491    913,398,422
  Accounts payable and accrued expenses. . . . . . . . . . .     5,980,842      4,666,201
  Accrued interest . . . . . . . . . . . . . . . . . . . . .     5,341,844      5,557,267
  Tenant allowance payable . . . . . . . . . . . . . . . . .         --         2,809,707
  Unearned rent (note 4) . . . . . . . . . . . . . . . . . .    16,597,279     13,724,100
  Interest payable to the O&Y affiliates . . . . . . . . . .         --         1,570,237
                                                             ------------- --------------
          Total current liabilities. . . . . . . . . . . . .   930,523,456    941,725,934

Unearned rent (note 4) . . . . . . . . . . . . . . . . . . .     4,109,000     19,704,669
Notes payable (note 5) . . . . . . . . . . . . . . . . . . .    33,272,592     34,158,225
Deferred interest payable (note 5) . . . . . . . . . . . . .    47,164,545     93,853,559
Tenant security deposits . . . . . . . . . . . . . . . . . .       492,957      1,454,994
                                                             ------------- --------------
Commitments and contingencies (notes 1 and 2)

          Total liabilities. . . . . . . . . . . . . . . . . 1,015,562,550  1,090,897,381
Partners' capital accounts (deficits) (note 2):
  Carlyle-XIV:
    Capital contributions. . . . . . . . . . . . . . . . . .    91,166,774     91,166,774
    Cumulative net losses. . . . . . . . . . . . . . . . . .  (222,263,352)  (230,586,769)
    Cumulative cash distributions. . . . . . . . . . . . . .   (18,747,499)   (18,747,499)
                                                             ------------- --------------
                                                              (149,844,077)  (158,167,494)
                                                             ------------- --------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . .   561,463,303    561,413,303
    Cumulative net losses. . . . . . . . . . . . . . . . . .  (620,801,264)  (595,804,858)
    Cumulative cash distributions. . . . . . . . . . . . . .   (72,511,000)   (72,511,000)
                                                             ------------- --------------
                                                              (131,848,961)  (106,902,555)
                                                             ------------- --------------
          Total partners' capital accounts . . . . . . . . .  (281,693,038)  (265,070,049)
                                                             ------------- --------------
                                                             $ 733,869,512    825,827,332
                                                             ============= ==============

                   See accompanying notes to combined financial statements.


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                               COMBINED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                  1995            1994           1993
                                              -------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .  $ 138,537,668    147,628,786    167,820,507
  Interest income. . . . . . . . . . . . . .        985,675        132,713        181,750
                                              -------------   ------------   ------------
                                                139,523,343    147,761,499    168,002,257
                                              -------------   ------------   ------------
Expenses:
  Mortgage and other interest (note 3) . . .     82,954,551     80,871,590     86,030,245
  Property operating expenses. . . . . . . .     56,703,039     62,583,682     66,232,722
  Depreciation . . . . . . . . . . . . . . .     29,564,205     30,374,278     39,102,045
  Amortization of deferred expenses. . . . .      2,321,990      2,257,477      2,173,860
  Professional services. . . . . . . . . . .      4,404,763      2,491,222      2,314,088
  Provision for value impairment (note 1). .          --             --       192,627,560
  Provision for doubtful accounts (note 1) .      4,562,708      5,272,274     23,497,333
                                              -------------   ------------   ------------
                                                180,511,256    183,850,523    411,977,853
                                              -------------   ------------   ------------

          Net operating loss . . . . . . . .    (40,987,913)   (36,089,024)  (243,975,596)

Loss on sale of investment property (note 2)    (38,214,703)         --             --
                                              -------------   ------------   ------------
          Loss before extraordinary item . .    (79,202,616)   (36,089,024)  (243,975,596)

Extraordinary gain on forgiveness of
  indebtedness (note 2). . . . . . . . . . .     62,529,627          --             --
                                              -------------   ------------   ------------
          Net loss . . . . . . . . . . . . .   $(16,672,989)   (36,089,024)  (243,975,596)
                                              =============   ============   ============







                   See accompanying notes to combined financial statements.


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                 COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                                   VENTURE
                                                                CARLYLE-XIV        PARTNERS
                                                               -------------      -----------

Balance at December 31, 1992 . . . . . . . . . . . . . . . .   $(101,310,180)     120,970,502

Cash contributions . . . . . . . . . . . . . . . . . . . . .          10,000        1,111,010
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . .     (44,333,978)    (199,641,618)
Cash distributions . . . . . . . . . . . . . . . . . . . . .           --          (6,257,237)
                                                               -------------     ------------

Balance at December 31, 1993 . . . . . . . . . . . . . . . .    (145,634,158)     (83,817,343)

Cash contributions . . . . . . . . . . . . . . . . . . . . .           --             470,476
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,533,335)     (23,555,689)
                                                               -------------     ------------

Balance at December 31, 1994 . . . . . . . . . . . . . . . .    (158,167,493)    (106,902,556)

Cash contributions . . . . . . . . . . . . . . . . . . . . .           --              50,000

Operating loss . . . . . . . . . . . . . . . . . . . . . . .     (13,588,448)     (27,399,465)

Loss on sale of investment property. . . . . . . . . . . . .      (9,352,950)     (28,861,753)

Extraordinary gain on forgiveness of indebtedness. . . . . .      31,264,814       31,264,813
                                                               -------------     ------------

Balance at December 31, 1995 . . . . . . . . . . . . . . . .   $(149,844,077)    (131,848,961)
                                                               =============     ============





                   See accompanying notes to combined financial statements.


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                               COMBINED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995            1994           1993
                                               ------------    -----------    -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . .   $(16,672,989)   (36,089,024)  (243,975,596)
  Items not requiring (providing) cash:
      Depreciation . . . . . . . . . . . . .     29,564,205     30,374,278     39,102,045
      Amortization of deferred expenses. . .      2,321,990      2,257,477      2,173,860
      Write-off of tenant allowances payable          --        (1,337,328)         --
      Provision for doubtful accounts. . . .      4,562,708      5,272,274     23,497,333
      Provision for value impairment . . . .          --             --       192,627,560
      Loss on sale of investment property. .     38,214,703          --             --
      Extraordinary gain on forgiveness of
        indebtedness . . . . . . . . . . . .    (62,529,627)         --             --
  Changes in:
    Rents and other receivables. . . . . . .        856,239     (3,858,448)    (4,583,255)
    Prepaid expenses . . . . . . . . . . . .     12,893,726    (13,461,314)      (203,064)
    Escrow deposits. . . . . . . . . . . . .        932,766         82,320        (24,494)
    Tenant notes receivable. . . . . . . . .        108,142         85,196        238,882
    Accounts payable and accrued expenses. .      1,428,266      1,173,792     (1,296,990)
    Accrued interest . . . . . . . . . . . .       (215,423)       172,860        (50,248)
    Tenant security deposits . . . . . . . .       (962,037)      (162,518)       133,963
    Interest payable to the O&Y affiliates .     (1,570,237)    (3,000,000)     4,570,237
    Deferred interest payable. . . . . . . .     14,954,980     15,248,036     13,431,777
    Unearned rent. . . . . . . . . . . . . .    (12,718,177)    31,449,394         97,864
    Accrued rents receivable . . . . . . . .     (1,615,968)      (885,365)       (24,448)
                                                -----------   ------------    -----------
              Net cash provided by
                operating activities . . . .      9,553,267     27,321,630     25,715,426
                                                -----------   ------------    -----------

Cash flows from investing activities:
  Restricted funds . . . . . . . . . . . . .     14,573,544    (12,291,341)   (11,638,258)
  Additions to investment properties,
    net of tenant allowance payable. . . . .    (21,981,262)      (646,124)    (1,785,586)
  Cash proceeds from sale of investment property 18,175,965          --             --
  Payment of deferred expenses . . . . . . .     (8,648,941)    (2,859,836)    (1,394,358)
                                                -----------   ------------    -----------
              Net cash provided by (used in)
                investing activities . . . .      2,119,306    (15,797,301)   (14,818,202)
                                                -----------   ------------    -----------



                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                         COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                   1995            1994           1993
                                               ------------    -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . .    (10,794,931)    (9,642,776)    (8,613,592)
  Capital contributions. . . . . . . . . . .         50,000        470,476      1,121,010
  Advances to the O&Y affiliates . . . . . .     (1,808,998)    (1,662,503)    (1,176,224)
  Distributions to partners. . . . . . . . .          --             --        (6,257,237)
                                               ------------   ------------    -----------

              Net cash used in financing activities(12,553,929)(10,834,803)   (14,926,043)
                                               ------------   ------------    -----------

              Net increase (decrease) in cash
               and cash equivalents. . . . .       (881,356)       689,526     (4,028,819)

              Cash and cash equivalents,
                beginning of year. . . . . .      1,529,078        839,552      4,868,371
                                               ------------   ------------    -----------
              Cash and cash equivalents,
                end of year. . . . . . . . .   $    647,722      1,529,078        839,552
                                               ============   ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest  $ 69,785,231     68,450,694     68,078,479
                                               ============   ============    ===========
    Non-cash investing and financing activities:
      Retirement of investment property. . .   $                     --         1,896,898
                                               ============   ============    ===========













                   See accompanying notes to combined financial statements.


           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                  AND UNCONSOLIDATED VENTURES

            NOTES TO COMBINED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. Certain unconsolidated joint ventures previously included in the combined financial statements have been excluded. JMB/NYC Office Building Associates, L.P. ("JMB/NYC") is an unconsolidated joint venture in which Carlyle-XIV Associates, L.P. owns a direct interest. Also included are the accounts of those joint venture partnerships (underlying ventures) in which Carlyle-XIV owns an indirect interest through one of these unconsolidated joint ventures. The entities (the "Combined Ventures") included in the combined financial statements are as follows:

    1.  JMB/NYC Office Building Associates, L.P. ("JMB/NYC") (a)

        -237 Park Avenue Associates, L.L.C. (b)}  (together
        -1290 Associates, L.L.C.(b)            }   "Three Joint
        -2 Broadway Associates and             }    Ventures")
         2 Broadway Land Company (b)(c)        }

    (a) Carlyle-XIV owns an indirect interest in this unconsolidated joint venture through Carlyle-XIV Associates, L.P.

    (b) Represents a joint venture in which Carlyle-XIV owns an indirect ownership interest through JMB/NYC.

    (c) The property owned by these ventures was sold in September 1995. Reference is made to Note 3(c) of the Partnership filed with this annual report.

     JMB/NYC holds (through joint ventures) an equity investment portfolio of commercial real estate in the city of New York, New York. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate.

     For purposes of preparing the combined financial statements, the effect of all significant transactions between an unconsolidated joint venture and an underlying joint venture has been eliminated.

     The records of JMB/NYC and the Three Joint Ventures (the "Combined Ventures") are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying combined financial statements have been prepared from such records after making appropriate adjustments to present the Three Joint Ventures' accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of the Three Joint Ventures.

     The preparation of financial statements in accordance with GAAP requires the Combined Ventures to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Combined Ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement.



     Deferred expenses are comprised of leasing and renting costs which are amortized using the straight-line method over the terms of the related leases.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     Although certain leases of the Three Joint Ventures' investment properties provide for tenant occupancy during periods for which no rent is due, the ventures accrue prorated rental income for the full period of occupancy. In addition, although certain leases provide for step increases in rent during the lease term, the ventures recognize the total rent due on a straight-line basis over the entire lease. Such amounts are reflected in accrued rents receivable in the accompanying balance sheets. Straight-line rental income was $1,615,968, $885,365 and $24,448 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. An affiliate of the joint venture partners perform certain maintenance and repair work and construction of certain tenant improvements at the investment properties.

     Provisions for value impairment (as discussed below) are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     In conjunction with the negotiations with representatives of the first mortgage lender regarding a loan restructure, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Such reserved amounts, of approximately $9,356,000 and $23,930,000 in the aggregate at December 31, 1995 and 1994, respectively, are classified as restricted funds in the accompanying combined balance sheet.

     As more fully discussed in Note 3(c) of Carlyle-XIV financial statements filed with this annual report, due to the potential sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, (the property was sold in September
1995) the 2 Broadway venture made a provision for value impairment on such investment property of $192,627,560 during 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including related accrued interest.

     Amounts due from the Olympia & York affiliates aggregated $15,417,785 and $13,608,787, respectively, at December 31, 1995 and 1994. Due to the financial difficulties of O&Y and its affiliates, as more fully discussed in Note 3(c) of the consolidated financial statements of Carlyle-XIV filed with this annual report, and the resulting uncertainty of collectibility of these amounts from the Olympia & York affiliates, JMB/NYC has recorded a provision for doubtful accounts for the full receivable amount of $15,417,785 and $13,608,787 at December 31, 1995 and 1994, respectively, which is reflected in the accompanying combined financial statements.

     Due to the uncertainty of collectibility of amounts due from certain tenants at the Three Joint Venture investment properties, a provision for doubtful accounts of $2,753,710, $3,609,771 and $11,551,049 at December 31,
1995, 1994 and 1993, respectively, is reflected in the accompanying combined financial statements.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Combined Ventures believe the carrying amount of their financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. SFAS 107 states that quoted market prices are the best evidence of the SFAS 107 value of financial instruments, even for instruments traded only in thin markets. The first mortgage loan is evidenced by certain bonds which are traded in extremely thin markets. As of December 31, 1995 and through the date of this report, a limited number of bonds have been sold and purchased in transactions arranged by brokers for amounts ranging from approximately $.66 to $.68 on the dollar. Assuming a rate of $.66 on the dollar, the implied SFAS 107 value of the bonds (with an aggregate carrying balance of $902,603,491 in the accompanying Combined Financial Statements) would be approximately $596,000,000. Due to the significant discount at which the bonds are currently trading, the SFAS 107 value of the JMB/NYC non-recourse promissory notes payable and related deferred interest (aggregating $80,437,137), which are effectively subordinated in payment to the bonds, would be at a discount significantly greater than that at which the bonds are currently traded. Due to, among other things, the likely inability to obtain comparable financing under current market conditions and property specific competitive conditions, and the unresolved issues with venture partners as well as the alleged defaults on the first mortgage loan, the Combined Ventures would likely be unable to refinance these properties to obtain such calculated debt amounts reported (see notes 3 and 5.) The Combined Ventures have no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements is contained in Note 3(c) of the Partnership's financial statements filed with this annual report. Such note is incorporated herein by reference.


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and
1994:
                                   1995           1994
                               ------------   ------------
First mortgage loan bearing
 interest at the short-term
 U.S. Treasury obligation note
 rate plus 1-3/4% with a minimum
 rate on the loan of 7% per annum;
 allocated among and cross-
 collaterally secured by the
 237 Park Avenue Building and the
 1290 Avenue of the Americas Building;
 payments of principal and interest
 based upon a 30-year
 amortization schedule are due
 monthly; however, commencing on a
 date six months following the
 attainment of a certain level
 of annualized cash flow, any
 interest in excess of 12% per
 annum may be accrued, to the
 extent that monthly cash flow
 is insufficient to pay the full
 monthly debt service, by adding
 such deferred amount to the
 outstanding balance of the loan;
 the loan is in alleged default
 at December 31, 1994 and 1995
 (Reference is made to Note 3(c)
 of the Partnership's financial
 statements filed with this
 annual report as to the calculation
 of interest rate with reference
 to this first mortgage loan);
 the stated maturity of principal
 (of $857,784,000) and accrued
 interest is March 1999. . .   $902,603,491    913,398,422

          Less current portion
            of long-term debt   902,603,491    913,398,422
                             --------------  -------------
          Total long-term debt$        --            --
                             ==============  =============

     The allocation of the first mortgage loan among the JMB/NYC joint ventures (which is non-recourse to the joint ventures) is as follows:

                                    1995           1994
                               -------------   ------------

     237 Park Avenue Associates $360,961,491    365,278,508
     1290 Associates . . . .     541,642,000    548,119,914
                                ------------    -----------
                                $902,603,491    913,398,422
                                ============    ===========

     No amounts have been allocated to 2 Broadway Land Company or 2 Broadway Associates pursuant to the Agreement as more fully discussed in
Note 3(c) of the Partnership's financial statements filed with this annual report.


(4)  LEASES

     As Property Lessor

     At December 31, 1995, the properties in the combined group consisted of two office buildings. All leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 17 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. Affiliates of the joint venture partners have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.

     During the fourth quarter of 1994, the 1290 Associates venture negotiated an amendment with a tenant at 1290 Avenue of the Americas, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (a tenant at 1290 Avenue of the Americas, which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of uncertainty regarding the collection of the balance of the monthly rents from John Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space. JMB/NYC is amortizing the Deutsche Bank and John Blair lease termination fees over the remaining terms of the amended lease and leases with former subtenants, respectively.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

        1996 . . . . . . . . . .$  101,790,528
        1997 . . . . . . . . . . 105,623,514
        1998 . . . . . . . . . . 101,134,583
        1999 . . . . . . . . . .  91,277,743
        2000 . . . . . . . . . .  88,562,774
        Thereafter . . . . . . . 562,345,204
                              --------------

                              $1,050,734,346
                              ==============


(5)  NOTES PAYABLE

     Notes payable consist of the following at December 31, 1995 and 1994:

                                    1995            1994
                                 -----------     ----------
Promissory notes payable to an
 affiliate of the unaffiliated
 venture partners in the Three
 Joint Ventures, bearing interest
 at 12.75% per annum; cross-
 collaterally secured by JMB/NYC's
 interests in the Three Joint
 Ventures one of which is addi-
 tionally secured by $19,000,000 of
 distributable proceeds from two
 of the Three Joint Ventures;
 interest accrues and is deferred,
 compounded monthly, until
 December 31, 1991; monthly
 payments of accrued interest,
 based upon the level of distri-
 butions to JMB/NYC, thereafter
 until maturity; principal and
 accrued interest due March 20,
 1999.  Accrued deferred interest
 of $47,164,545 and $93,853,559
 is outstanding at December 31,
 1995 and 1994, respectively     $33,272,592     34,158,225
                                 -----------     ----------
    Less current portion of
      notes payable. . . . .          --             --
                                 -----------     ----------
    Long-term notes payable.     $33,272,592     34,158,225
                                 ===========     ==========




     The allocation of the promissory notes and related deferred interest among the JMB/NYC joint ventures is as follows:

                                    1995            1994
                                ------------    -----------

     237 Park Avenue Associates  $19,205,193     16,917,580
     1290 Associates . . . .      41,515,672     36,570,561
     237 Park Avenue Associates
      and 1290 Associates
      (note 2) . . . . . . .      19,716,272          --
     2 Broadway Land Company           --         3,266,254
     2 Broadway Associates .           --        71,257,389
                                 -----------    -----------

                                 $80,437,137    128,011,784
                                 ===========    ===========



                                                                                 SCHEDULE III
                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                  CERTAIN UNCONSOLIDATED VENTURES
                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1995

                                                    COST
                                                CAPITALIZED
                          INITIAL COST TO       SUBSEQUENT TO   GROSS AMOUNT AT WHICH CARRIED
                    UNCONSOLIDATED VENTURES (A)  ACQUISITION        AT CLOSE OF PERIOD (B)
                   ----------------------------------------------------------------------------------
                          LAND AND   BUILDINGS    BUILDINGS     LAND AND   BUILDINGS
                          LEASEHOLD    AND          AND        LEASEHOLD      AND
         ENCUMBRANCE(C)   INTEREST  IMPROVEMENTSIMPROVEMENTS    INTEREST  IMPROVEMENTS   TOTAL (E)
         --------------  ------------------------------------- ---------- ------------ -----------
OFFICE
 BUILDING:
 New York,
  New York
  (237 Park
  Avenue). .$360,961,491  79,653,996 226,634,894    1,312,776  79,653,996  227,947,670 307,601,666
 New York,
  New York
  (1290 Avenue
  of the
  Americas).541,642,000   90,952,993 556,434,718    8,848,434  84,285,719  571,950,426 656,236,145
           ------------  ----------- -----------  ----------- -----------  ----------- -----------

     Total .$902,603,491 170,606,989 783,069,612   10,161,210 163,939,715  799,898,096 963,837,811
           ============  =========== ===========  =========== ===========  =========== ===========



                                                                  SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                CERTAIN UNCONSOLIDATED VENTURES
                       COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       DECEMBER 31, 1995

                                                                  LIFE ON WHICH
                                                                  DEPRECIATION
                                                                   IN LATEST
                                                                  STATEMENT OF        1995
                        ACCUMULATED         DATE OF      DATE      OPERATION      REAL ESTATE
                      DEPRECIATION(F)    CONSTRUCTION  ACQUIRED   IS COMPUTED        TAXES
                      ---------------    ------------ -------------------------   -----------
OFFICE BUILDING:
 New York, New York
  (237 Park Avenue). .   $ 86,212,869        1981        8/14/84     5-30 years     9,250,111
 New York, New York
  (1290 Avenue of
  the Americas). . . .    228,017,972        1963        7/27/84     5-30 years    19,058,789
                         ------------                                              ----------

     Total . . . . . .   $314,230,841                                              28,308,900
                         ============                                              ==========

- ------------------

Notes:
       (A) The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $1,004,958,700.
       (C) Reference is made to Note 5 of Combined Financial Statements for the current outstanding principal balances and a description of the notes payable secured by JMB/NYC's interests in the Three Joint Ventures which are not included in the amounts stated above.
       (D) Includes provision for value impairment 1290 Avenue of the Americas of $50,446,010 recorded
September 30, 1992.



                                                                  SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                CERTAIN UNCONSOLIDATED VENTURES
                       COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       DECEMBER 31, 1995


(E)   Reconciliation of real estate owned:

                                                   1995             1994             1993
                                              --------------    -------------   -------------

     Balance at beginning of period. . . . .  $1,125,372,821    1,122,949,035   1,316,389,393
     Additions during period . . . . . . . .      19,221,555        2,423,786         601,043
     Provision for value impairment. . . . .           --               --       (192,144,503)
     Sale/retirement during period . . . . .    (180,756,565)           --         (1,896,898)
                                              --------------    -------------   -------------

     Balance at end of period. . . . . . . .  $  963,837,811    1,125,372,821   1,122,949,035
                                              ==============    =============   =============

(F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . .  $  406,690,418      376,316,140     339,110,993
     Depreciation expense. . . . . . . . . .      29,564,205       30,374,278      39,102,045
     Sale/retirement during period . . . . .    (122,023,782)           --         (1,896,898)
                                              --------------    -------------   -------------

     Balance at end of period. . . . . . . .  $  314,230,841      406,690,418     376,316,140
                                              ==============    =============   =============




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of in or disagreements with accountants during 1994 or 1995.


                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned by certain of its officers, directors, members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates-XIV, L.P., the Associate General Partner, and elected to continue the business of Realty Associates-XIV, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner of the Partnership are as follows:



                                                  SERVED IN
NAME                   OFFICE                     OFFICE SINCE
- ----                   ------                     ------------

Judd D. Malkin         Chairman                   5/03/71
                       Director                   5/03/71
                       Chief Financial Officer    2/22/96
Neil G. Bluhm          President                  5/03/71
                       Director                   5/03/71
Burton E. Glazov       Director                   7/01/71
Stuart C. Nathan       Executive Vice President   5/08/79
                       Director                   3/14/73
A. Lee Sacks           Director                   5/09/88
John G. Schreiber      Director                   3/14/73
H. Rigel Barber        Chief Executive Officer    8/01/93
                       Executive Vice President   1/02/87
Glenn E. Emig          Executive Vice President   1/01/93
                       Chief Operating Officer    1/01/95
Gary Nickele           Executive Vice President   1/01/92
                       General Counsel            2/27/84
Gailen J. Hull         Senior Vice President      6/01/88
Howard Kogen           Senior Vice President      1/02/86
                       Treasurer                  1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"),JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are partners in the Associate General Partner and also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage


Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993, the General Partners received distributions of $81,017 (all of which were distributable sale or refinancing proceeds), $0 and $0, respectively, and the Corporate General Partner received management fees of $0, $0 and $0, respectively.

     An affiliate of the Corporate General Partner provided property management services during 1995 for Louis Joliet Mall. In 1995 such affiliate earned property management and leasing fees amounting to $433,723 for such services, all of which were paid as of December 31, 1995. Another affiliate of the Corporate General Partner earned and received $11,600 for certain property management services for Wilshire Bundy Plaza in 1995. In addition, an affiliate of the Corporate General Partner had managed the Piper Jaffray Tower through November 1994. In conjunction with the August 1992 loan modification, the affiliated property manager had agreed to defer receipt of its property management fees which aggregated $1,839,000 at December 31, 1995. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice. In December 1994 the affiliated property manager entered into an agreement with an unaffiliated third party for the sub-management of the 900 Third Avenue building. Property management fees for this property were $452,518 in 1995, all of which were paid to the sub-manager.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1995 aggregating $64,121 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $276,487, of which $84,757 was unpaid at December 31, 1995. Additionally, the General Partners are also entitled to reimbursements for legal and accounting services. Such costs for 1995 were $188,970, all of which were paid as of December 31, 1995.

     The Partnership has an obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of December 31, 1995, these obligations bore interest at 5.83% per annum and interest accrued on these obligations was $343,979.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, as described in Item 10.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                     NAME OF                        AMOUNT AND NATURE
                     BENEFICIAL                     OF BENEFICIAL                    PERCENT
TITLE OF CLASS       OWNER                          OWNERSHIP                        OF CLASS
- --------------       ----------                     -----------------                --------
Limited Partnership
 Interests           JMB Realty Corporation         5 Interests (1)                  Less than 1%
                                                    indirectly

Limited Partnership
 Interests           Corporate General Partner,     16.9 Interests (1) (2)           Less than 1%
                     its officers and
                     directors and the
                     Associate General
                     Partner as a group


     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     (2)  Includes 11.9 Interests owned by officers or their relatives for which an officer has investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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

                4-C.    Long-term debt documents relating to the
refinancing of the first mortgage loan secured by the 1090 Vermont office building in Washington, D.C. are hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15962) dated March 27, 1995.

                4-D.    Long-term debt documents relating to the
September 1995 refinancing of the first and second mortgage loans secured by the Louis Joliet Mall are hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated November 9, 1995.

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

                10-F.* Agreement dated March 25, 1993 between JMB/NYC and the Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 is hereby incorporated by reference.

                10-G.   Settlement Agreement dated March 12, 1993
between the Resolution Trust Corporation and Carlyle-XIV is hereby incorporated by reference to the Partnership's Report on Form 10-Q dated May 14, 1993.

                10-H.   Agreement of Limited Partnership of Carlyle-
                        XIV Associates, L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 14, 1993.

                10-I.   Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates, is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                10-J.   Documents relating to the sale by the
Partnership of its interest in the Old Orchard Urban Venture are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-15962) for August 30, 1993, dated November 12, 1993.



                10-K.   Amended and Restated Certificate of
Incorporation of Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No 0-15962) dated March 28, 1994.

                10-L.   Amended and Restated Certificate of
Incorporation of Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                10-M.   $1,200,000 demand note between Carlyle-XIV
Associates, L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                10-N.   $1,200,000 demand note between Carlyle-XIV
Associates, L.P. and Carlyle Investors, Inc., is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                10-O.   Proposed Restructure of Two Broadway, 1290
Avenue of the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

                10-P.   Assumption Agreements dated October 14, 1994
made by 237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

                10-Q.   Assumption Agreements dated October 14, 1994
made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

                10-R.   Lockbox and forbearance agreements related to
the mortgage note secured by the Wells Fargo Building, are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.



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

                10-T.   Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

                10-U.   Agreement of Sale between 2 Broadway
Associates, L.P. and 2 Broadway Acquisition Corp. dated August 10, 1995, a copy of which is filed herewith.

                10-V.   Agreement of Conversion of 1290 Associates
into 1290 Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, a copy of which is filed herewith.

                10-W.   Agreement of Conversion of 237 Park Avenue
Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, a copy of which is filed herewith.

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

       No annual report for the year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

              By:    JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Senior Vice President
              Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  March 25, 1996

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  March 25, 1996

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  March 25, 1996

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  March 25, 1996


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  March 25, 1996

                     A. LEE SACKS*
              By:    A. Lee Sacks, Director
              Date:  March 25, 1996

                     STUART C. NATHAN*
              By:    Stuart C. Nathan, Executive Vice President
                       and Director
              Date:  March 25, 1996

              *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull, Attorney-in-Fact
              Date:  March 25, 1996


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                         EXHIBIT INDEX


                                       DOCUMENT
                                     INCORPORATED
                                     BY REFERENCE      PAGE
                                     ------------      ----

3-A.     Pages 8-18, 68-71, A-7 to A-12
         and A-14 to A-20 of Prospectus
         of the Partnership dated
         June 4, 1984                         Yes

3-B.     Amended and Restated Agreement of
         Limited Partnership                  Yes

3-C.     Assignment Agreement by and among
         the Partnership, the General Partners
         and the Initial Limited Partners is
         filed herewith                       Yes

4-A. -
  4-B.   Long-Term Debt Documents are hereby
         incorporated herein by reference     Yes

4-C.     Long-term debt documents relating
         to the refinancing of the first
         mortgage loan secured by the
         1090 Vermont Office Building
         in Washington, D.C.                  Yes

10-A -
  10-E.  Acquisition Documents are hereby
         incorporated herein by reference     Yes

10-F.    Agreement dated March 25, 1993
         between JMB/NYC and the Olympia
         & York affiliates                    Yes

10-G.    Settlement Agreement dated March 12,
         1993 between the Resolution Trust
         Corporation and Carlyle-XIV          Yes

10-H.    Agreement of Limited Partnership
         of Carlyle-XIV Associates, L.P.      Yes

10-I.    Second Amended and Restated Articles
         of Partnership of JMB/NYC Office
         Building Associates                  Yes

10-J.    Documents relating to the sale by
         the Partnership of its interest
         in the Old Orchard Venture           Yes

10-K.    Amended and Restated Certificate
         of Incorporation of Carlyle-XIV
         Managers, Inc. (known as Carlyle
         Managers, Inc.)                      Yes

10-L.    Amended and Restated Certificate
         of Incorporation of Carlyle-XIII
         Managers, Inc. (known as Carlyle
         Investors, Inc.)                     Yes



         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                   EXHIBIT INDEX - CONTINUED


                                       DOCUMENT
                                     INCORPORATED
                                     BY REFERENCE      PAGE
                                     ------------      ----
10-M.    $1,200,000 demand note between
         Carlyle-XIV Associates, L.P. and
         Carlyle Managers, Inc.               Yes

10-N.    $1,200,000 demand note between
         Carlyle-XIV Associates, L.P. and
         Carlyle Investors, Inc.              Yes

10-O.    Proposed Restructure of Two Broadway,
         1290 Avenue of the Americas and
         237 Park Avenue, New York, New York
         and Summary of Terms dated October
         14, 1994                             Yes

10-P.    Assumption Agreements dated October
         14, 1994 made by 237 Park Avenue
         Associates and by 1290 Associates in
         favor and for the benefit of O&Y
         Equity Company, L.P., O&Y NY Building
         Corp. and JMB/NYC Office Building
         Associates, L.P.                     Yes

10-Q.    Assumption Agreements dated October 14,
         1994 made by O&Y Equity Company, L.P.,
         and by O&Y NY Building Corp. and by
         JMB/NYC Office Building Associates, L.P.
         in favor and for the benefit of 2 Broadway
         Associates and 2 Broadway Land Company.Yes

10-R.    Lockbox and forbearance agreements
         related to the mortgage note secured
         by the Wells Fargo Building.         Yes

10-S.    Amendment No. 1 to the Agreement of
         Limited Partnership of Carlyle-XIV
         Associates, L.P. dated January 1, 1994
         by and between Carlyle Investors, Inc.,
         a Delaware corporation, as general partner,
         and Carlyle Real Estate Limited
         Partnership-XIV, an Illinois limited
         partnership, as limited partner.     Yes

10-T.    Amendment No. 1 to the Second Amended
         and Restated Articles of Partnership of
         JMB/NYC Office Building Associates, L.P.
         dated January 1, 1994; by and between
         Carlyle Managers, Inc., a Delaware
         corporation, as general partner, and
         Carlyle-XIII Associates, L.P., a Delaware limited partnership, Carlyle-XIV Associates,
         L.P., a Delaware limited partnership and Property Partners, L.P., a Delaware limited partnership, as the limited partners.Yes

10-U.    Agreement of Sale between 2 Broadway
         Associates, L.P. and 2 Broadway
         Acquisition Corp. dated August 10, 1995.No



         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                   EXHIBIT INDEX - CONTINUED


                                       DOCUMENT
                                     INCORPORATED
                                     BY REFERENCE      PAGE
                                     ------------      ----

10-V.    Agreement of Conversion of 1290
         Associates, L.L.C. dated October 10,
         1995                                  No

10-W.    Agreement of Conversion of 237 Park
         Avenue Associates into 237 Park
         Avenue Associates, L.L.C. dated
         October 10, 1995                      No

21.      List of Subsidiaries                  No

24.      Powers of Attorney                    No

27.      Financial Data Schedule               No