Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1996-05-15
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996  Commission file number 0-15962




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    16




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    17

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    19

Item 5.    Other Information. . . . . . . . . . . . . . . . .    20

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    21






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1996            1995
                                                                          -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 17,589,507     16,210,170
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .           21,000      2,544,419
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $372,426 and $383,341 at
    March 31, 1996 and December 31, 1995, respectively) . . . . . . . .          210,143        310,325
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           12,562        101,000
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          499,291        328,318
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       18,332,503     19,494,232
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .        4,887,375      6,982,049
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       51,206,877    105,859,744
                                                                            ------------   ------------
                                                                              56,094,252    112,841,793
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       16,757,948     36,814,248
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       39,336,304     76,027,545
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        6,793,268      7,534,345
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,226,206      1,920,835
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          121,195      1,136,835
                                                                            ------------   ------------
                                                                            $ 65,809,476    106,113,792
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 18,750,000     60,042,105
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          422,987      1,187,171
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        2,922,866      2,743,979
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,130,416      7,291,442
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          753,070        600,015
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          243,342        304,724
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       25,222,681     72,169,436
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           74,808        417,084
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .      189,652,652    184,813,778
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       26,000,000     26,000,000
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      240,950,141    283,400,298

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (21,714,376)   (21,087,495)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,316,336)    (1,316,336)
                                                                            ------------   ------------
                                                                             (23,029,712)   (22,402,831)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (459,681,761)  (462,454,483)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (44,176,028)   (44,176,028)
                                                                            ------------   ------------
                                                                            (152,110,953)  (154,883,675)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .     (175,140,665)  (177,286,506)
                                                                            ------------   ------------
                                                                            $ 65,809,476    106,113,792
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996           1995
                                                                             -----------     ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,599,805      4,358,014
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          127,813        318,166
                                                                             -----------     ----------
                                                                               3,727,618      4,676,180
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .        2,158,950      3,109,491
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          364,343      1,127,429
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        1,799,234      1,972,708
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .          207,079        307,464
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .          159,806        139,982
  General and administrative. . . . . . . . . . . . . . . . . . . . . .          302,889        147,174
                                                                             -----------     ----------
                                                                               4,992,301      6,804,248
                                                                             -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . .       (1,264,683)    (2,128,068)

Partnership's share of operations of unconsolidated ventures. . . . . .       (4,346,617)    (5,851,254)
                                                                             -----------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . .       (5,611,300)    (7,979,322)

Gain on sale of investment properties . . . . . . . . . . . . . . . . .            --         6,574,760
                                                                             -----------     ----------
        Net earnings (loss) before extraordinary items
          and cumulative effect of accounting change. . . . . . . . . .       (5,611,300)    (1,404,562)

Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . . . . . . . . . . . . .       23,757,141      1,650,638

Cumulative effect of accounting change. . . . . . . . . . . . . . . . .      (16,000,000)         --
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .      $ 2,145,841        246,076
                                                                             ===========     ==========

        Net earnings (loss) per limited partnership interest:
          Net operating earnings (loss) . . . . . . . . . . . . . . . .      $    (13.43)        (19.10)
          Gain on sale of investment properties . . . . . . . . . . . .            --             16.23
          Extraordinary items . . . . . . . . . . . . . . . . . . . . .            58.65           4.08
          Cumulative effect of an accounting change . . . . . . . . . .           (38.30)         --
                                                                             -----------     ----------
            Net earnings (loss) . . . . . . . . . . . . . . . . . . . .      $      6.92           1.21
                                                                             ===========     ==========
        Cash distributions per limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . .      $     --             20.00
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,145,841         246,076
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       364,343       1,127,429
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       159,806         139,982
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .         --             90,337
    Partnership's share of operations of unconsolidated ventures. . . . . .     4,346,617       5,851,254
    Gain on sale of investment properties . . . . . . . . . . . . . . . . .         --         (6,574,760)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .   (23,757,141)     (1,650,638)
    Cumulative effect of accounting change. . . . . . . . . . . . . . . . .    16,000,000           --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (894,625)       (199,283)
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        11,854         190,544
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,681          90,530
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (170,973)        (37,500)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       289,828          73,050
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (335,691)        164,463
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       178,887          72,700
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (43,862)       (417,506)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,538,620       2,144,297
    Deferred interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            549,860
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       311,360         137,607
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (8,627)          7,950
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (590,542)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       209,918       1,415,850
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --        (13,592,801)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (42,544)       (194,573)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     1,233,334          90,500
  Cash proceeds from sale of investment properties. . . . . . . . . . . . .         --          2,795,768
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (21,371)        (59,787)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     1,169,419     (10,960,893)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .         --           (830,580)
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            740,391
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --            (81,017)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --         (8,020,647)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .         --         (8,191,853)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     1,379,337     (17,736,896)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    16,210,170      18,165,563
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 17,589,507         428,667
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    620,330         324,997
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Sale of investment properties:
      Total sale proceeds, net of selling expenses. . . . . . . . . . . . .  $      --         17,925,768
      Principal balances due on mortgages payable . . . . . . . . . . . . .         --        (15,130,000)
                                                                             ------------     -----------
          Cash proceeds from sale of investment property,
            net of selling expenses . . . . . . . . . . . . . . . . . . . .  $      --          2,795,768
                                                                             ============     ===========
  Extraordinary item due to forgiveness of indebtedness
    secured by Brittany Downs Apartments - Phase II . . . . . . . . . . . .  $      --          1,650,638
                                                                             ============     ===========
  Extraordinary item due to forgiveness of indebtedness
    secured by Wilshire Bundy Plaza . . . . . . . . . . . . . . . . . . . .  $ 23,757,141           --
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


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-15962) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

     Certain amounts in the 1995 financial statements have been reclassed to conform with the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of certain property management fees and out-of-pocket expenses, by the Partnership's consolidated and unconsolidated ventures) to the General Partners and their affiliates as of March 31, 1996 and 1995 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                  -------     -------      ---------
Property management
 and leasing fees . . . . . .     $69,503     120,583      1,839,000
Reimbursement (at cost) for
 out-of-pocket expenses . . .         982      10,463            159
                                  -------     -------      ---------
                                  $70,485     131,046      1,839,159
                                  =======     =======      =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties for the three months ended March 31, 1996 and March 31, 1995. Such costs aggregated $66,521 and $86,724, respectively, of which $142,301 was unpaid at March 31, 1996. All amounts deferred or currently due to the Corporate General Partner and its affiliates do not bear interest and are expected to be repaid in future periods.

     The Partnership is obligated to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of March 31, 1996, these obligations bore interest at 5.83% per annum and interest accrued on these obligations was $380,565.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its property management fees as discussed below. Such fees deferred by the affiliate were approximately $1,839,000, of which the Partnership's share is $919,500 at March 31, 1996 and December 31, 1995.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the three months ended March 31, 1996 were approximately $2,900, all of which have been paid.


ORCHARD ASSOCIATES

     The Partnership's interest in Old Orchard shopping center (through Orchard Associates and Old Orchard Urban Venture ("OOUV") was sold in September 1993.

     Old Orchard Urban Venture still may earn, under certain conditions, up to an additional $3,400,000 (of which Orchard Associates has a 79.1667 interest) based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.


JMB/NYC

     The Corporate General Partner of the Partnership believes that the agreement discussed below, although subject to the satisfaction of certain conditions, will in substance be effected (with some changes in the form or structure of such transactions) as to the elimination of any potential funding obligations of the Partnership in the future.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the joint ventures which own or owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway to resolve certain disputes. Certain provisions of the Agreement were immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the joint ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.
A more detailed discussion of these items is contained in the Partnership's 1995 Annual Report.

     As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the property owning joint ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other joint ventures were made in April 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the reorganization plans for the other joint ventures, although such reorganization plans will be subject to the approval of various creditors of the joint ventures and of the Olympia & York affiliates as well as the bankruptcy court and various specifics of the proposed transactions are expected to be changed. Consequently, there is no assurance such transactions in the Agreement will be substantially incorporated or that the transactions contemplated in the Agreement will be finalized. In addition, in connection with such restructuring and reorganizations, it is currently expected that the Partnership and its Affiliated Partners will be required to provide a joint and several guaranty or letter of credit in order to secure their compliance with certain covenants related to the restructuring and reorganizations.

     Even if the restructuring and reorganizations are consummated with the substance of the transactions in the Agreement incorporated, the property owning joint ventures and JMB/NYC will each have a substantial amount of indebtedness. It is not expected that JMB/NYC would receive any distributions from the operations of the 237 Park Avenue or 1290 Avenue of the Americas office buildings. Moreover, if the properties were sold and the property mortgage indebtedness repaid, the purchase money notes (including accrued and deferred interest) payable by JMB/NYC to the Olympia & York affiliates and certain cash distribution preferences in favor of the Olympia & York affiliates must be paid before a portion of any sale proceeds would be distributable to the Partnership. As a result, it is unlikely that the Partnership will receive any significant amount of distributions from JMB/NYC in the future.

     If the restructuring and reorganizations are consummated with the substance of the transactions in the Agreement incorporated, it is expected that the Partnership and the Limited Partners would recognize in 1996 a significant amount of gain for Federal income tax purposes with no corresponding distributable proceeds, but with the recognition of additional gain from the investment in JMB/NYC deferred until the next and succeeding years. In the event that one or more of the transactions in the Agreement are not consummated as part of the restructuring and reorganizations, the Partnership and the Limited Partners may, among other things, recognize in 1996 a substantially greater amount of gain for Federal income tax purposes with no corresponding distributable proceeds and no amount of gain deferred. JMB/NYC would likely then proceed to terminate its affairs.


JMB/PIPER

     Occupancy of this building remained at 98% during the quarter.

     Under the terms of an August 1992 modification agreement with the lender, the lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1993, 1994 or 1995. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993 and 1994 totalled $1,390,910 and $353,251, respectively. During 1995, excess cash flow generated under this agreement was $464,178 which was remitted to the lender in April 1996 from cash held by the venture. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At March 31, 1996, the balance of such escrow account totalled approximately $3,331,000. The manager of the property (which was an affiliate of the Corporate General Partner through November
1994) has agreed to defer receipt of its management fee until a later date.

As of March 31, 1996, the manager has deferred approximately $2,666,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994 of which $919,500 is the Partnership's share) of management fees.

     In addition, upon sale or refinancing, the lender is entitled to a significant level of proceeds in excess of the then unpaid principal balance prior to the joint venture's receipt of proceeds. While the modification provides the joint venture with an opportunity to retain an ownership position in the property, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the property before the joint venture can share in sale or refinancing proceeds.


JMB/900

     Occupancy of this building remained at 97% during the quarter. The midtown Manhattan market remains competitive. Approximately 44,000 square feet (approximately 9% of the building's leasable square footage) of leased space expires in 1996 of which 25,900 square feet (approximately 5% of the building's leasable square footage) was released and 2,045 square feet was renewed during the quarter. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the Venture Partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the Venture Partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the Venture Partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against the Venture Partner, the Partnership, an affiliate of the Partnership and JMB/900, which has enabled JMB/900 to refile its previously asserted claims against the Venture Partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the Venture Partners and the FDIC continue. In addition, it appears that the Venture Partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the Venture Partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the Venture Partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that JMB/900 will be able to recover any amounts from the Venture Partners.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) after debt service and capital and after repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the joint venture in connection with the loan extension will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. To date, no escrow funds have been deposited into the account for leasing costs. As of the date of this report, approximately $1,529,000 of the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $510,000).


MARINERS POINTE

     Occupancy at the Mariners Pointe Apartments decreased slightly to 91% from 94% at the end of 1995. During the third quarter of 1994, the Partnership obtained a two-year extension of the existing $6,500,000 mortgage loan which matured on October 1, 1994. The new maturity date is October 1, 1996. Accordingly, the principal balance of the property's underlying mortgage loan ($6,500,000) has been classified as a current liability in the accompanying consolidated financial statements at March 31, 1996 and December 31, 1995.

     In 1995, the joint venture commenced marketing the property for sale. In March 1996, the joint venture signed an agreement for sale of the property. If consummated, the sale would result in a gain for financial reporting and Federal income tax purposes. Such agreement is subject to certain contingencies which must be satisfied prior to the proposed closing date in June 1996. The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $319,064 and $295,737 of revenues and $321,729 and $353,855 of operating expenses for the three months ended March 31, 1996 and 1995, respectively. The property had a net carrying value of $5,175,424 and $5,168,078 at March 31, 1996 and December 31, 1995, respectively.


LOUIS JOLIET MALL

     Occupancy at this mall, including temporary tenants, decreased to 77% during the quarter, from 88% at year end 1995, (excluding the effect of the 1995 move-out of General Cinema, Inc. which continues to pay its full rent and charges). The Partnership is marketing the vacant space (including the General Cinema space) and to date has executed leases for approximately 8,000 square feet (or approximately 3% of the Mall's leasable space) with occupancy expected in the second quarter of 1996.

     The litigation regarding the lease expiration date for Al Baskin Co., a former tenant, continues. The tenant has filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the Partnership has filed a claim in the maximum amount allowable (approximately 14 months of future rent or approximately $1,415,000). If the tenant accepts the Partnership's bankruptcy claim, the Partnership will terminate this action.

WILSHIRE BUNDY PLAZA

     The Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matured April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest were classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. The lender began foreclosure proceedings in October 1995. A receiver was appointed for the property and the previously affiliated third party property manager continued to manage the property on behalf of the receiver. Title to the property transferred to the lender on March 27, 1996. As a result of the transfer of title, the Partnership was relieved of all obligations related to the property, including an estimated $100,000 in earthquake repairs related to the January 17, 1994 earthquake in Southern California. The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $16,000,000 as cumulative effect of an accounting change to record value impairment and $23,757,141 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the three months ended March 31, 1996, and $1,498,641 and $2,031,730 of revenues and $1,903,235 and $2,748,512 of operating expenses for the three months ended March 31, 1996 and 1995, respectively. The property had a net carrying value of $36,374,605 at December 31, 1995. The Partnership expects to recognize a gain of approximately $8,200,000 for Federal income tax purposes in 1996 with no corresponding distributable proceeds.


WELLS FARGO CENTER (SOUTH TOWER)

     The mortgage note secured by the property (with a balance of $197,410,670 as of March 31, 1996), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $1,942,500 and $1,575,000 as of March 31, 1996 and December 31, 1995, respectively) matured December 1, 1994.
The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through March, 1996 while the joint venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continued to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In the absence of an extension or refinancing of the notes and due to the uncertainty as to whether IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at March 31, 1996 and December 31, 1995 as a current liability in the accompanying consolidated financial statements.

1090 VERMONT

     During the quarter, the joint venture finalized a lease modification agreement with Metro Office Management (12,392 square feet with an original lease expiration date of August 31, 2001) whereby the joint venture agreed to lower the tenant's rent to an approximate market rental rate in return for a five year extension of the lease expiration date to August 31, 2006. In addition, the Delphi International Group (12,392 square feet with an original lease expiration date of January 31, 2004) has informed the joint venture that due to financial difficulties, it will cease operations and liquidate later this year. Based upon a review of the tenant's financial condition, it does not appear that the joint venture will be able to recover a significant amount of the future rent in connection with the liquidation of this tenant. As a result of lower rent from existing tenants, anticipated increased vacancy and potential releasing costs associated with such vacancy, the joint venture, and therefore, the Partnership anticipates a lower level of operating cash flow from this property in the near term.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC for the three months ended March 31, 1996 and 1995 are as follows:

                                                 1996         1995
                                             ------------  -----------
  Total income from properties
    (unconsolidated). . . . . . . . . . . . .$ 30,432,917   33,684,436
                                             ============  ===========
  Operating loss of ventures. . . . . . . . .$  9,734,268   15,839,645
                                             ============  ===========
  Partnership's share of
    operating loss. . . . . . . . . . . . . .$  2,864,677    3,984,062
                                             ============  ===========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $1,200,000 for tenant improvements and other capital expenditures, which is a reduction of approximately $1,600,000 from original budget estimates due to the disposition of Wilshire Bundy as discussed above.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its interests in the 237 Park Avenue and the 1290 Avenue of the America properties, no later than the end of 1999 barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining investment properties, aggregate distributions of net cash flow and sale and refinancing proceeds received by the Limited Partners over the entire term of the Partnership will be substantially less than half of their original investment. However, in connection with sales or other dispositions (including transfers of title to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in restricted funds at March 31, 1996 as compared to December 31, 1995 is due primarily to the disposition of Wilshire Bundy Plaza during March 1996 and all related property cash remitted to the lender.

     The Wilshire Bundy property was classified by the Partnership as held for disposition at January 1, 1996. The decrease in interest, rents and other receivables, prepaid expenses, land and leasehold improvements, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, accounts payable and tenant security deposits at March 31, 1996 as compared to December 31, 1995 is due primarily to the disposition of Wilshire Bundy Plaza to the lender in March 1996. In addition, the decrease in land and leasehold improvements and buildings and improvements at March 31, 1996 as compared to December 31, 1995 is also due to the $16,000,000 provision for value impairment (reflected as the cumulative effect of an accounting change in the accompanying consolidated financial statements) recorded at Wilshire Bundy on January 1, 1996. Due to such provision, and the suspension of depreciation provisions pursuant to SFAS 121, no gain or loss on the disposition of the property was required for the three months ended March 31, 1996.

     The decrease in current portion of long-term debt and accrued interest at March 31, 1996 as compared to December 31, 1995 is primarily due to the disposition of Wilshire Bundy Plaza in March 1996. The decrease in accrued interest at March 31, 1996 as compared to December 31, 1995 is partially offset by the accrual of interest on the debt secured by the Partnership's interest in the South Tower Venture for which the Partnership has suspended debt service payments. Reference is also made to Part II. Item 3. - Default Upon Senior Securities.

     Interest income decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to lower average investments in U.S. Government obligations in 1996 due to the distribution to the Partners of $8,101,664 in February 1995.

     The decrease in rental income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due primarily to the loss of a significant tenant and releasing of the space at a reduced rental rate during 1995 at Wilshire Bundy Plaza.

     The decrease in mortgage and other interest expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the disposition of Louisiana Tower in August 1995 and the 1995 refinancing of the first and second mortgage notes secured by the Louis Joliet Mall.

     The decrease in depreciation expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the disposition of Louisiana Tower in August 1995 and suspension of depreciation at Wilshire Bundy Plaza effective January 1, 1996.

     The decrease in property operating expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the disposition of Louisiana Tower in August 1995.

     The increase in the Partnership's share of loss from operations of unconsolidated ventures for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to reduced rental income at Piper Jaffray Tower due to the expansion of Piper Jaffray, Inc. at a lower rental rate than the previous tenant and reduced rental income at Wells Fargo-IBM Tower due to the early move-out of two major law firm tenants in 1995.

     The gain on sale of investment properties and the related extraordinary gain on forgiveness of indebtedness for the three months ended March 31, 1995 is due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995.

     The extraordinary gain on forgiveness of indebtedness for the three months ended March 31, 1996 is due to the disposition of the Wilshire Bundy Plaza in March 1996 as discussed above.

     The cumulative effect of an accounting change in the amount of $16,000,000 for the three months ended March 31, 1996 was recorded January 1, 1996 due to the requirements of SFAS 121.


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On October 17, 1995, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV was filed in California Superior Court of Los Angeles County, California. In the lawsuit, Teachers Insurance and Annuity Association ("Teachers"), as the holder of the first mortgage loan secured by the Wilshire Bundy Plaza office building, sought to foreclose the mortgage and obtain title to the property. As a result of competitive market conditions combined with significant lease turnover, the property did not and would not generate sufficient cash flow to pay re-leasing costs, anticipated capital costs and required debt service during 1995 and several years after. Consequently, in December 1994, the Partnership ceased making the required debt service payments on the first mortgage loan and commenced discussions with Teachers to obtain a modification of the loan to reduce the debt service and cover capital and re-leasing costs expected to be incurred over the next several years. Teachers refused to provide such a loan modification, and the Partnership decided not to commit any significant additional amounts of capital to the property since recovery of such amounts would be unlikely. By agreement of the parties, the court appointed a receiver for the property. The Partnership did not contest the foreclosure action. Title to the property was transferred to Teachers on March 27, 1996.

     Reference is made to the Notes to Consolidated Financial Statements included in this report regarding the Partnership's involvement in the 900 Third Avenue Associates litigation.





     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes to Consolidated Financial Statements included in this report for a discussion of defaults under, and/or current attempts to obtain modifications of, loans secured by the Wells Fargo South Tower and the Partnership's interest in the South Tower Venture which discussions are hereby incorporated by reference.

     Reference is made to Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K for a discussion of defaults under, and current attempts to restructure, the mortgage loan currently secured by the 237 Park Avenue and 1290 Avenue of the Americas office buildings which discussions are hereby incorporated by reference. Interest in arrears related to the mortgage loan at March 31, 1996 is approximately $16,026,000.




PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Wilshire Bundy Plaza
     Los Angeles, California. . .    83%       87%        86%       86%     N/A
 2. Mariners Pointe Apartments
     Stockton, California . . . .    85%       91%        96%       94%     91%
 3. 237 Park Avenue Building
     New York, New York . . . . .    98%       98%        98%       98%     98%
 4. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .    94%       94%        94%       78%     78%
 5. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .    95%       95%        93%       95%     91%
 6. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    97%       97%        98%       98%     98%
 7. 900 Third Avenue Building
     New York, New York . . . . .    94%       96%        96%       97%     97%
 8. Wells Fargo Center
     South Tower
     Los Angeles, California. . .    96%       96%        96%       95%     95%
 9. Louis Joliet Mall
     Joliet, Illinois . . . . . .    79%       80%        87%       88%     77%

- ----------------

     An "N/A" indicates that the property was disposed of and was not owned by the Partnership at the end of the quarter.



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

             4-D.    Long-term debt documents relating to the September,
1995 refinancing of the first and second mortgage loans secured by the Louis Joliet Mall in Joliet, Illinois are hereby incorporated by reference to the Partnership's Report for September 30, 1995 on Form 10-Q (File No. 0-15962) dated November 9, 1995.

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

             10-F.   Agreement of Limited Partnership of Carlyle-XIV
Associates, L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 14, 1993.

             10-G.   Second Amended and Restated Articles of Partnership
of JMB/NYC Office Building Associates, is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

             10-H.   Documents relating to the sale by the Partnership of
its interest in the Old Orchard Urban Venture are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) for August 30, 1993, dated November 12, 1993.

             10-I.   Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No 0-15962) dated March 28, 1994.

             10-J.   Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

             10-K.   $1,200,000 demand note between Carlyle-XIV
Associates, L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

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

             10-N.   Assumption Agreements dated October 14, 1994 made by
237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

             10-O.   Assumption Agreements dated October 14, 1994 made by
O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

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

             10-R.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

             10-S.   Agreement of Sale between 2 Broadway Associates, L.P.
and 2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

             10-T.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

             10-U.   Agreement of Conversion of 237 Park Avenue Associates
into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

             10-V.   Trustee's Deed of Sale dated March 27, 1996 relating
to the conveyance of title and interest in Wilshire Bundy Plaza to Teachers Insurance and Annuity Association of America (Grantee) by Chicago Title Company (Trustee) for Carlyle Real Estate Limited Partnership - XIV (Trustor), a copy of which is filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996