Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1996-08-13
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996   Commission file number 0-15962




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



                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    16




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    18

Item 5.    Other Information. . . . . . . . . . . . . . . . .    19

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    20





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1996            1995
                                                                          -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 18,202,845     16,210,170
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .           21,000      2,544,419
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $18,914 and $383,341 at
    June 30, 1996 and December 31, 1995, respectively). . . . . . . . .          183,232        310,325
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            4,641        101,000
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          409,138        328,318
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       18,820,856     19,494,232
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .        4,887,375      6,982,049
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       51,340,848    105,859,744
                                                                            ------------   ------------
                                                                              56,228,223    112,841,793
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       17,122,663     36,814,248
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       39,105,560     76,027,545
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        6,891,663      7,534,345
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,213,964      1,920,835
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          239,969      1,136,835
                                                                            ------------   ------------
                                                                            $ 66,272,012    106,113,792
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 18,750,000     60,042,105
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          717,950      1,187,171
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        2,900,204      2,743,979
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,499,336      7,291,442
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          600,125        600,015
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          219,017        304,724
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       25,686,632     72,169,436
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           73,332        417,084
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .      193,850,863    184,813,778
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       26,000,000     26,000,000
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      245,610,827    283,400,298

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (21,883,948)   (21,087,495)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,316,336)    (1,316,336)
                                                                            ------------   ------------
                                                                             (23,199,284)   (22,402,831)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (463,710,339)  (462,454,483)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (44,176,028)   (44,176,028)
                                                                            ------------   ------------
                                                                            (156,139,531)  (154,883,675)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .     (179,338,815)  (177,286,506)
                                                                            ------------   ------------
                                                                            $ 66,272,012    106,113,792
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,294,173     4,620,454     5,893,978     8,978,468
  Interest income . . . . . . . . . . . . . . . .      256,586       264,780       384,399       582,946
  Other income. . . . . . . . . . . . . . . . . .      400,382       400,856       400,382       400,856
                                                   -----------    ----------   -----------    ----------
                                                     2,951,141     5,286,090     6,678,759     9,962,270
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      983,764     2,968,740     3,142,714     6,078,231
  Depreciation. . . . . . . . . . . . . . . . . .      364,716     1,120,248       729,059     2,247,677
  Property operating expenses . . . . . . . . . .    1,373,142     2,291,664     3,172,376     4,264,372
  Professional services . . . . . . . . . . . . .      104,027       155,640       311,106       463,104
  Amortization of deferred expenses . . . . . . .       98,515       147,844       258,321       287,826
  General and administrative. . . . . . . . . . .      179,881       248,317       482,770       395,491
                                                   -----------    ----------   -----------    ----------
                                                     3,104,045     6,932,453     8,096,346    13,736,701
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .     (152,904)   (1,646,363)   (1,417,587)   (3,774,431)

Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . .   (4,100,116)   (5,202,006)   (8,446,733)  (11,053,260)
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .   (4,253,020)   (6,848,369)   (9,864,320)  (14,827,691)

Gain on sale of investment properties . . . . . .        --            --            --        6,638,774
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) before
          extraordinary items and
          cumulative effect of
          accounting change . . . . . . . . . . .   (4,253,020)   (6,848,369)   (9,864,320)   (8,188,917)

Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . .        --            --       23,812,011     1,586,624

Cumulative effect of accounting change. . . . . .        --            --      (16,000,000)        --
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) . . . . . . . . . . .  $(4,253,020)   (6,848,369)   (2,052,309)   (6,602,293)
                                                   ===========    ==========   ===========    ==========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss) . . . . .  $    (10.18)       (16.40)       (23.61)       (35.50)
          Gain on sale of investment
            properties  . . . . . . . . . . . . .        --            --            --            16.38
          Extraordinary items . . . . . . . . . .        --            --            58.78          3.92
          Cumulative effect of an
            accounting change . . . . . . . . . .        --            --           (38.30)        --
                                                   -----------    ----------   -----------    ----------
            Net earnings (loss) . . . . . . . . .  $    (10.18)       (16.40)        (3.13)       (15.20)
                                                   ===========    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            20.00
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,052,309)     (6,602,293)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       729,059       2,247,677
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       258,321         287,826
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .         --            183,352
    Partnership's share of operations of unconsolidated ventures. . . . . .     8,446,733      11,053,260
    Gain on sale of investment properties . . . . . . . . . . . . . . . . .         --         (6,638,774)
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .   (23,812,011)     (1,586,624)
    Cumulative effect of accounting change. . . . . . . . . . . . . . . . .    16,000,000           --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (861,169)       (335,925)
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        39,069         (59,968)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        81,602         136,226
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (80,820)        (67,855)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       171,054          97,809
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,719          10,326
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       156,224          72,700
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (68,186)       (444,481)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,907,540       3,689,497
    Deferred interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            967,369
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       158,415        (210,997)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (10,103)         62,513
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (590,542)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,076,138       2,271,096
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --        (13,312,100)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (176,516)       (468,009)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     1,233,034         265,000
  Cash proceeds from sale of investment properties. . . . . . . . . . . . .         --          2,795,768
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --            (10,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (139,981)       (433,715)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .       916,537     (11,163,056)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .         --           (955,961)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --            (81,017)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --         (8,020,647)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .         --         (9,057,625)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     1,992,675     (17,949,585)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    16,210,170      18,165,563
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 18,202,845         215,978
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,235,174       1,073,513
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Sale of investment properties:
      Total sale proceeds, net of selling expenses. . . . . . . . . . . . .  $      --         17,925,768
      Principal balances due on mortgages payable . . . . . . . . . . . . .         --        (15,130,000)
                                                                             ------------     -----------
          Cash proceeds from sale of investment property,
            net of selling expenses . . . . . . . . . . . . . . . . . . . .  $      --          2,795,768
                                                                             ============     ===========
    Extraordinary item due to forgiveness of indebtedness
     secured by Brittany Downs Apartments - Phase II. . . . . . . . . . . .  $      --          1,586,624
                                                                             ============     ===========
    Extraordinary item due to forgiveness of indebtedness
     secured by Wilshire Bundy Plaza. . . . . . . . . . . . . . . . . . . .  $ 23,812,011           --
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




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-15962) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report on Form 10-K.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                            June 30,
                                   1996        1995          1996
                                 --------     -------      ---------
Property management
 and leasing fees . . . . . .    $132,606     197,931      1,839,000
Insurance commissions . . . .      21,612      44,600          --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 properties . . . . . . . . .      91,956      15,394         82,956
                                 --------      ------      ---------
                                 $246,174     257,925       1,921,956
                                 ========      ======      =========

     The Partnership is obligated to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of June 30, 1996, these obligations bore interest at 4.99% per annum and interest accrued on these obligations was $417,336.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the six months ended June 30, 1996 were approximately $2,900, all of which have been paid.


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

     In August 1996, OOUV distributed to Orchard $455,000 in proceeds from the partial settlement of operating prorations. As a result, Orchard Associates distributed $227,500 to the Partnership representing its share of such operating prorations.


JMB/NYC

     The Corporate General Partner of the Partnership believes that the agreement discussed below, although subject to the satisfaction of certain conditions, will in substance be effected (with some changes in the form or structure of such transactions) as to the elimination (beyond the guaranty or letter of credit described below) of any potential funding obligations of the Partnership in the future.

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

     As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the property owning joint ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other property owning joint ventures were made in April 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the reorganization plans for the other property owning joint ventures, although such reorganization plans will be subject to the approval of various creditors of the property owning joint ventures and of the Olympia & York affiliates as well as the bankruptcy court and various specifics of the proposed transactions are expected to be changed. Consequently, there is no assurance such transactions in the Agreement will be substantially incorporated or that the transactions contemplated in the Agreement will be finalized. In addition, in connection with such restructuring and reorganizations, it is currently expected that the Partnership and its Affiliated Partners will be required to provide a joint and several guaranty or letter of credit in order to secure their compliance with certain covenants related to the restructuring and reorganizations.

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

     Under the terms of an August 1992 modification agreement with the lender, the lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1993, 1994 or 1995. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993 and 1994 totalled $1,390,910 and $353,251, respectively. During 1995, excess cash flow generated under this agreement was $464,178 which was remitted to the lender in April 1996 from cash held by the venture. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At June 30, 1996, the balance of such escrow account totalled approximately $3,546,000. The manager of the property (which was an affiliate of the Corporate General Partner through November
1994) has agreed to defer receipt of its management fee until a later date.

As of June 30, 1996, the manager has deferred approximately $2,896,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994 of which $919,500 is the Partnership's share) of management fees.

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


JMB/900

     Occupancy of this building increased to 98% up from 97% at the end of the first quarter. The midtown Manhattan market remains competitive. Approximately 44,000 square feet (approximately 9% of the building's leasable square footage) of leased space expires in 1996, of which 25,900 square feet (approximately 5% of the building's leasable square footage) has been released and 2,045 square feet has been renewed to date. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the Venture Partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the Venture Partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the Venture Partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against the Venture Partner, the Partnership, an affiliate of the Partnership and JMB/900, which has enabled JMB/900 to refile its previously asserted claims against the Venture Partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the Venture Partners and the FDIC continue. In connection with the current settlement discussions, the FDIC has filed two additional lawsuits against JMB/900 and the non-affiliated defendants, in an attempt, among other things, to obtain a legal resolution of competing claims made as to the ownership of the Progress Partners interest of the Venture Partner. JMB/900 has entered into an agreement with the FDIC to stay these proceedings against itself pending the outcome of the current settlement discussions. If a settlement is not achieved and the FDIC pursues these actions, JMB/900 intends to vigorously defend itself. In addition, it appears that the Venture Partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the Venture Partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the Venture Partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that JMB/900 will be able to recover any amounts from the Venture Partners.

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


MARINERS POINTE

     Occupancy at the Mariners Pointe Apartments decreased slightly to 90% from 91% at the end of the first quarter. The underlying $6,500,000 mortgage loan matures on October 1, 1996. Subsequent to the end of the quarter, the Partnership finalized a nine-month extension of the maturity date of the loan on terms similar to the existing terms. In connection with the extension, the joint venture made a $200,000 deposit into an account held by the lender as additional collateral for the mortgage loan. The Partnership advanced the funds necessary for such deposit. Accordingly, the principal balance of the property's underlying mortgage loan ($6,500,000) has been classified as a current liability in the accompanying consolidated financial statements at June 30, 1996 and December 31, 1995.

     In 1995, the joint venture commenced marketing the property for sale. In March 1996, the joint venture signed an agreement for a sale of the property. Such sale agreement was subject to certain contingencies which were to be satisfied by May 15, 1996. The prospective purchaser was unable to remove such contingencies by that date, and consequently, the Partnership has reinstated its marketing effort for sale. The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $632,016 and $591,860 of revenues and $566,684 and $691,789 of operating expenses for the six months ended June 30, 1996 and 1995, respectively. The property had a net carrying value of $5,180,918 and $5,257,128 at June 30, 1996 and December 31, 1995,
respectively.


LOUIS JOLIET MALL

     Occupancy at this mall, including temporary tenants, increased to 80% up from 77% at the end of the first quarter, (excluding the effect of the 1995 move-out of General Cinema, Inc. which continues to pay its full rent and charges). The Partnership is marketing the vacant space (including the General Cinema space) and to date has executed leases for approximately 10,000 square feet (or approximately 3% of the Mall's leasable space). The Partnership is currently in negotiations with a potential replacement operator for the General Cinema space. The Partnership may be required to contribute capital to secure such replacement operator.

     The litigation regarding the lease expiration date for Al Baskin Co., a former tenant, continues. The tenant has filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the Partnership has filed a claim in the maximum amount allowable (approximately 14 months of future rent or approximately $415,000). If the tenant accepts the Partnership's bankruptcy claim, the Partnership will terminate this action.

WILSHIRE BUNDY PLAZA

     The Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matured April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest were classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. The lender began foreclosure proceedings in October 1995. A receiver was appointed for the property and the previously affiliated third party property manager continued to manage the property on behalf of the receiver. Title to the property transferred to the lender on March 27, 1996. As a result of the transfer of title, the Partnership was relieved of all obligations related to the property, including an estimated $100,000 in earthquake repairs related to the January 17, 1994 earthquake in Southern California. The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $16,000,000 as cumulative effect of an accounting change to record value impairment and $23,812,011 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the six months ended June 30, 1996, and $1,445,191 and $3,617,468 of revenues and $1,988,793 and
$5,175,973 of operating expenses for the six months ended June 30, 1996 and 1995, respectively. The property had a net carrying value of $36,374,605 at December 31, 1995. The Partnership expects to recognize a gain of approximately $9,200,000 for Federal income tax purposes in 1996 with no corresponding distributable proceeds.


WELLS FARGO CENTER (SOUTH TOWER)

     The mortgage note secured by the property (with a balance of $197,376,393 as of June 30, 1996), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $2,310,000 and $1,575,000 as of June 30, 1996 and December 31, 1995, respectively) matured December 1, 1994.
The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through March, 1996 while the joint venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. Such negotiations could involve a restructuring or potential paydown of the venture's obligations, however, no amounts will be contributed by the venture or the Partnership unless there is a reasonable expectation of recovery of such incremental amounts. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes.

In the absence of an extension or refinancing of the notes and due to the uncertainty as to whether IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1996 and December 31, 1995 as a current liability in the accompanying consolidated financial statements.

1090 VERMONT

     During the first quarter, the joint venture finalized a lease modification agreement with Metro Office Management (12,392 square feet with an original lease expiration date of August 31, 2001) whereby the joint venture agreed to lower the tenant's rent to an approximate market rental rate in return for a five year extension of the lease expiration date to August 31, 2006. In addition, the Delphi International Group (12,392 square feet with an original lease expiration date of January 31, 2004) informed the joint venture that due to financial difficulties, it will cease operations and liquidate later this year. Based upon a review of the tenant's financial condition, it does not appear that the joint venture will be able to recover a significant amount of the future rent in connection with the liquidation of this tenant. As a result of lower rent from existing tenants, anticipated increased vacancy and potential releasing costs associated with such vacancy, the joint venture, and therefore, the Partnership anticipates a lower level of operating cash flow from this property in the near term.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC for the six months ended June 30, 1996 and 1995 are as follows:

                                                  1996         1995
                                              -----------   ----------
  Total income from properties
    (unconsolidated). . . . . . . . . . . . . $61,184,806   65,462,753
                                              ===========   ==========
  Operating loss of ventures. . . . . . . . . $26,246,650   34,965,536
                                              ===========   ==========
  Partnership's share of
    operating loss. . . . . . . . . . . . . . $ 6,374,620    8,883,774
                                              ===========   ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $1,497,000 for tenant improvements and other capital expenditures, which is a reduction of approximately $1,334,000 from original budget estimates due to the disposition of Wilshire Bundy as discussed in the notes to the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

     The decrease in restricted funds at June 30, 1996 as compared to December 31, 1995 is due primarily to the disposition of Wilshire Bundy Plaza during March 1996 and all related property cash remitted to the lender.

     The Wilshire Bundy property was classified by the Partnership as held for disposition at January 1, 1996. The decrease in interest, rents and other receivables, prepaid expenses, land and leasehold improvements, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, accounts payable and tenant security deposits at June 30, 1996 as compared to December 31, 1995 is due primarily to the disposition of Wilshire Bundy Plaza to the lender in March 1996. In addition, the decrease in land and leasehold improvements and buildings and improvements at June 30, 1996 as compared to December 31, 1995 is also due to the $16,000,000 provision for value impairment (reflected as the cumulative effect of an accounting change in the accompanying consolidated financial statements) recorded at Wilshire Bundy on January 1, 1996. Due to such provision, and the suspension of depreciation provisions pursuant to SFAS 121, no gain or loss on the disposition of the property was required.

     The decrease in current portion of long-term debt and accrued interest at June 30, 1996 as compared to December 31, 1995 is primarily due to the disposition of Wilshire Bundy Plaza in March 1996. The decrease in accrued interest at June 30, 1996 as compared to December 31, 1995 is partially offset by the accrual of interest on the debt secured by the Partnership's interest in the South Tower Venture for which the Partnership has suspended debt service payments. Reference is also made to Part II. Item 3. - Default Upon Senior Securities.

     The decrease in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due primarily to the disposition of Wilshire Bundy Plaza in March 1996.

     Interest income decreased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 primarily due to lower average investments in U.S. Government obligations in 1996 due to, among other factors, the distribution to the partners of $8,101,664 in February 1995.

     The decrease in mortgage and other interest expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to the disposition of Louisiana Tower in August 1995, the disposition of Wilshire Bundy Plaza in March 1996, and the 1995 refinancing of the first and second mortgage notes secured by the Louis Joliet Mall.

     The decrease in depreciation expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the disposition of Louisiana Tower in August 1995 and suspension of depreciation at Wilshire Bundy Plaza effective January 1, 1996.

     The decrease in property operating expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to the disposition of Louisiana Tower in August 1995 and the disposition of Wilshire Bundy Plaza in March 1996.

     The decrease in the Partnership's share of loss from operations of unconsolidated venture for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to lower interest expense related to the discharge of principal and accrued interest on the 2 Broadway Purchase Notes of $62,529,627 as a result of the sale of 2 Broadway in September 1995, partially offset by a decrease in rental income at the 1290 Avenue of the Americas office building due to greater vacancy during 1996.

     The gain on sale of investment properties and the related extraordinary gain on forgiveness of indebtedness for the six months ended June 30, 1995 is due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995.

     The extraordinary gain on forgiveness of indebtedness for the six months ended June 30, 1996 is due to the disposition of the Wilshire Bundy Plaza in March 1996 as discussed above.

     The cumulative effect of an accounting change in the amount of $16,000,000 for the six months ended June 30, 1996 was recorded January 1, 1996 due to the requirements of SFAS 121.






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

     Prior to 1996, the lender asserted various defaults under the mortgage loan secured by the 237 Park Avenue and 1290 Avenue of the Americas Office Buildings. Commencing in January 1996, the property owning joint ventures ceased making monthly debt service payments on the mortgage loan.
Principal and interest in arrears related to the mortgage loan at June 30, 1996 is approximately $44,324,000. A restructuring of the first mortgage loan now appears likely to depend on the restructuring of the ownership interest of various affiliates of O & Y in a number of office buildings and the reorganization of the property owning joint ventures, which have filed for bankruptcy under Chapter 11 of the Bankruptcy Code as more fully discussed in the Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K.






PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Wilshire Bundy Plaza
     Los Angeles, California. . .    83%       87%        86%       86%     N/A      N/A
 2. Mariners Pointe Apartments
     Stockton, California . . . .    85%       91%        96%       94%     91%      90%
 3. 237 Park Avenue Building
     New York, New York . . . . .    98%       98%        98%       98%     98%      98%
 4. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .    94%       94%        94%       78%     78%      71%
 5. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .    95%       95%        93%       95%     91%      88%
 6. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    97%       97%        98%       98%     98%      98%
 7. 900 Third Avenue Building
     New York, New York . . . . .    94%       96%        96%       97%     97%      98%
 8. Wells Fargo Center
     South Tower
     Los Angeles, California. . .    96%       96%        96%       95%     95%      97%
 9. Louis Joliet Mall
     Joliet, Illinois . . . . . .    79%       80%        87%       88%     77%      80%

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

             4-B. Long-term debt documents relating to the refinancing of the first mortgage loan secured by the 1090 Vermont office building in Washington, D.C., copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

             4-C.    Long-term debt documents relating to the September,
1995 refinancing of the first and second mortgage loans secured by the Louis Joliet Mall in Joliet, Illinois are hereby incorporated by reference to the Partnership's Report for September 30, 1995 on Form 10-Q (File No. 0-15962) dated November 9, 1995.

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

             10-E.   Agreement of Limited Partnership of Carlyle-XIV
Associates, L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 14, 1993.

             10-F.   Second Amended and Restated Articles of Partnership
of JMB/NYC Office Building Associates, is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

             10-G.   Documents relating to the sale by the Partnership of
its interest in the Old Orchard Urban Venture are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) for August 30, 1993, dated November 12, 1993.

             10-H.   Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No 0-15962) dated March 28, 1994.

             10-I.   Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

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

             10-M.   Assumption Agreements dated October 14, 1994 made by
237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

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

             10-Q.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

             10-R.   Agreement of Sale between 2 Broadway Associates, L.P.
and 2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

             10-S.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

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

             10-U.   Trustee's Deed of Sale dated March 27, 1996 relating
to the conveyance of title and interest in Wilshire Bundy Plaza to Teachers Insurance and Annuity Association of America (Grantee) by Chicago Title Company (Trustee) for Carlyle Real Estate Limited Partnership - XIV (Trustor) is incorporated herein by reference to the Partnership's Report for March 31, 1996 on Form 10-Q (File No. 0-15962) dated May 10, 1996.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996