Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1996-11-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




   For the quarter ended
    September 30, 1996                    Commission file number 0-15962




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    18




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    20

Item 5.    Other Information. . . . . . . . . . . . . . . . .    21

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    22








PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                          -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 19,193,262     16,210,170
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .           21,000      2,544,419
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $22,701 and $383,341 at
    September 30, 1996 and December 31, 1995, respectively) . . . . . .          321,702        310,325
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           76,991        101,000
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          526,585        328,318
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       20,139,540     19,494,232
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .        4,887,375      6,982,049
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .       51,625,485    105,859,744
                                                                            ------------   ------------
                                                                              56,512,860    112,841,793
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       17,489,235     36,814,248
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       39,023,625     76,027,545
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        6,460,059      7,534,345
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,179,303      1,920,835
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          360,650      1,136,835
                                                                            ------------   ------------
                                                                            $ 67,163,177    106,113,792
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 18,750,000     60,042,105
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          729,976      1,187,171
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        2,979,984      2,743,979
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,868,204      7,291,442
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          624,907        600,015
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          425,863        304,724
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       26,378,934     72,169,436
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           75,034        417,084
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .      194,079,559    184,813,778
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       26,000,000     26,000,000
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      246,533,527    283,400,298

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (21,879,509)   (21,087,495)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,316,336)    (1,316,336)
                                                                            ------------   ------------
                                                                             (23,194,845)   (22,402,831)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (463,746,313)  (462,454,483)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (44,176,028)   (44,176,028)
                                                                            ------------   ------------
                                                                            (156,175,505)  (154,883,675)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .     (179,370,350)  (177,286,506)
                                                                            ------------   ------------
                                                                            $ 67,163,177    106,113,792
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,595,212     4,228,089     8,489,190    13,206,557
  Interest income . . . . . . . . . . . . . . . .      295,592       277,258       679,991       860,204
  Other income. . . . . . . . . . . . . . . . . .       31,356         --          431,738       400,856
                                                   -----------    ----------   -----------    ----------
                                                     2,922,160     4,505,347     9,600,919    14,467,617
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,022,268     2,777,725     4,164,982     8,855,956
  Depreciation. . . . . . . . . . . . . . . . . .      366,571     1,036,841     1,095,630     3,284,518
  Property operating expenses . . . . . . . . . .    1,471,741     2,584,115     4,644,117     6,848,487
  Professional services . . . . . . . . . . . . .      137,151        87,658       448,257       550,762
  Amortization of deferred expenses . . . . . . .       56,086       155,288       314,407       443,114
  General and administrative. . . . . . . . . . .      180,133       508,678       662,903       904,169
                                                   -----------    ----------   -----------    ----------
                                                     3,233,950     7,150,305    11,330,296    20,887,006
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .     (311,790)   (2,644,958)   (1,729,377)   (6,419,389)

Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . .      470,255    (1,469,830)   (7,976,478)  (12,523,090)
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .      158,465    (4,114,788)   (9,705,855)  (18,942,479)

Gain on sale of investment properties . . . . . .        --        8,117,412         --       14,692,172
Loss on sale of investment property by
  unconsolidated venture. . . . . . . . . . . . .        --      (29,579,058)        --      (29,579,058)
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) before
          extraordinary items and
          cumulative effect of
          accounting change . . . . . . . . . . .      158,465   (25,576,434)   (9,705,855)  (33,829,365)

Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . .        --            --       23,622,011     1,650,638
  Partnership's share of gain on extin-
    guishment of indebtedness of
    unconsolidated venture. . . . . . . . . . . .        --       31,264,814         --       31,264,814
  Prepayment penalty on refinanced
    long-term debt. . . . . . . . . . . . . . . .        --         (204,093)        --         (204,093)
Cumulative effect of an accounting change . . . .        --            --      (16,000,000)        --
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) . . . . . . . . . . .  $   158,465     5,484,287    (2,083,844)   (1,118,006)
                                                   ===========    ==========   ===========    ==========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss) . . . . .   $      .38         (9.85)       (23.23)       (45.35)
          Gain (loss) on sale of investment
            properties and investment
            property by unconsolidated
            venture . . . . . . . . . . . . . . .        --           (52.98)        --           (36.75)
          Extraordinary items . . . . . . . . . .        --            76.69         58.31         80.77
          Cumulative effect of an
            accounting change . . . . . . . . . .        --            --           (38.30)        --
                                                   -----------    ----------   -----------    ----------
            Net earnings (loss) . . . . . . . . .  $       .38         13.86         (3.22)        (1.33)
                                                   ===========    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            20.00
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,083,844)     (1,118,006)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,095,630       3,284,518
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       314,407         443,114
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .         --            189,799
    Partnership's share of operations of unconsolidated ventures. . . . . .     7,976,478      12,523,090
    Gain (loss) on sale of investment properties and
      investment property by unconsolidated venture . . . . . . . . . . . .         --         14,886,886
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .   (23,622,011)    (32,711,359)
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .    16,000,000           --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (861,169)        457,674
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       (99,401)        369,544
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,252         (65,574)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (198,267)        (97,854)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        50,373          80,251
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (165,255)       (311,018)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       236,005         165,690
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       138,659        (409,266)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,276,408       4,607,778
    Deferred interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          1,200,233
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       183,197         119,436
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (8,401)         47,029
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (590,542)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,242,061       3,071,423
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          2,129,166
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (461,152)     (1,014,630)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     2,363,589       1,369,320
  Cash proceeds from sale of investment properties. . . . . . . . . . . . .         --          2,795,768
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --            (10,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (161,406)       (269,107)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     1,741,031       5,000,517
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .         --           (376,203)
  Proceeds received on refinancing of long-term debt. . . . . . . . . . . .         --            381,704
  Prepayment penalty on long-term debt. . . . . . . . . . . . . . . . . . .         --           (204,093)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --            (81,017)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --         (8,020,647)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .         --         (8,300,256)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     2,983,092        (228,316)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    16,210,170      18,165,563
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 19,193,262      17,937,247
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,888,574       2,969,249
                                                                             ============     ===========
  Sale of investment properties:
    Total sale proceeds, net of selling expenses. . . . . . . . . . . . . .  $      --         17,925,768
    Principal balances due on mortgages payable . . . . . . . . . . . . . .         --        (15,130,000)
                                                                             ------------     -----------
        Cash proceeds from sale of investment property,
          net of selling expenses . . . . . . . . . . . . . . . . . . . . .  $      --          2,795,768
                                                                             ============     ===========

  Extraordinary item due to forgiveness of indebtedness
   secured by Brittany Downs Apartments - Phase II. . . . . . . . . . . . .  $      --          1,650,638
                                                                             ============     ===========
  Extraordinary item due to forgiveness of indebtedness
   secured by Wilshire Bundy Plaza. . . . . . . . . . . . . . . . . . . . .  $ 23,622,011           --
                                                                             ============     ===========
  Non-cash financing activities:
    Gross proceeds from refinancing of long-term debt . . . . . . . . . . .  $      --         26,000,000
    Principal and interest paid at closing. . . . . . . . . . . . . . . . .         --        (24,985,162)
    Prepayment penalty. . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (204,093)
    Payment of deferred mortgage expense. . . . . . . . . . . . . . . . . .         --           (429,041)
                                                                             ------------     -----------
          Proceeds received on refinancing of long-term debt. . . . . . . .  $      --            381,704
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996        1995          1996
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .    $196,733     315,929          --
Insurance commissions . . . .      31,518      64,062          --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 properties . . . . . . . . .     136,446      16,633        127,446
                                 --------     -------        -------
                                 $364,697     396,624        127,446
                                 ========     =======        =======

     The Partnership is obligated to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of September 30, 1996, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $452,628.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the nine months ended September 30, 1996 were approximately $2,900, all of which have been paid.


ORCHARD ASSOCIATES

     Old Orchard Urban Venture still may earn, under certain conditions, up to an additional $3,400,000 (of which Orchard Associates has a 79.1667 interest) based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

     In August 1996, OOUV distributed to Orchard Associates $455,000 in proceeds from the partial settlement of operating prorations. As a result, Orchard Associates distributed $227,500 to the Partnership representing its share of such operating prorations.


JMB/NYC

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the joint ventures which own or owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia and York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the joint ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the joint ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties after the sale of 2 Broadway. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or O&Y and its affiliates.

     Bankruptcy filings for the other joint ventures were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for all such joint ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996. The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account certain preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. The Affiliated Partners entered into a joint and several obligation to indemnify the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. As collateral for such indemnification, $7.8 million of marketable U.S. government debt securities (of which the Partnership's share was $3.9 million) was provided to the real estate investment trust in October 1996. Compliance with the provisions of the indemnification agreement is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement.

     While JMB/NYC is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made to the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the preference levels within the reorganized structure.


JMB/PIPER

     Occupancy of this building remained at 98% during the quarter. A major law firm tenant, Popham Haik (103,782 square feet with a lease expiration date of January 31, 2003) informed the joint venture that as a result of recent attorney and staff downsizing, they no longer need all of their space and they would like the joint venture to consider taking back a significant portion of their space. The joint venture is analyzing the tenant's request. Popham Haik's existing rental rate does not exceed current market rental rates. In addition, Piper Jaffray (310,111 square feet with a lease expiration date of March 31, 2000) has requested that the joint venture submit a proposal for early renewal of its lease. Piper Jaffray has requested that in return for such early renewal, it would like an immediate reduction in the existing rental rate which exceeds current market rental rates. The joint venture is also analyzing this request.
Any modification or early renewal of either of these tenant leases would require the approval of the underlying lender.

     Under the terms of an August 1992 modification agreement with the lender, the lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1993, 1994 or 1995. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993, 1994 and 1995 totalled $1,390,910, $353,251 and
$464,178, respectively. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At September 30, 1996, the balance of such escrow account totalled approximately $3,711,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of September 30, 1996, the manager has deferred approximately $3,027,839 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

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


JMB/900

     Occupancy of this building at the end of the quarter remained at 98%. The midtown Manhattan market remains competitive. For the remainder of 1996, one tenant's lease covering approximately 10,000 square feet expires and the tenant is expected to vacate. With the exception of this anticipated vacancy, the manager has signed leases or is in final lease negotiations with tenants to occupy virtually all the remaining vacant space in the building. There are no significant lease expirations in 1997.

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

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) after debt service and capital and after repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the joint venture in connection with the loan extension will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. To date, no escrow funds have been deposited into the account for leasing costs. As of the date of this report, all of the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $1,000,000).


MARINERS POINTE

     Occupancy at the Mariners Pointe Apartments during the quarter remained at 90%. The underlying $6,500,000 mortgage loan (with a previously scheduled maturity of October 1, 1996) was extended to July 1, 1997 on terms similar to the previous terms. In connection with the extension, the joint venture made a $200,000 deposit into an account held by the lender as additional collateral for the mortgage loan. The Partnership advanced the funds necessary for such deposit. Accordingly, the principal balance of the property's underlying mortgage loan ($6,500,000) has been classified as a current liability in the accompanying consolidated financial statements at September 30, 1996 and December 31, 1995.

     In 1995, the joint venture commenced marketing the property for sale. In October 1996, the joint venture sold the Mariners Pointe Apartments to an unaffiliated third party. The sales price was $7,600,000 (before selling costs and prorations), of which approximately $788,000 was received in cash at closing and $6,500,000 represented the purchaser's assumption of the underlying debt. The joint venture was also returned all amounts held by the underlying lender in a collateral account. Upon receipt of the net sale proceeds and proceeds from the collateral account, the joint venture distributed such proceeds to the Partnership. The joint venture partner received no distributions in connection with this transaction. As a result of the sale during the fourth quarter of 1996, the joint venture will allocate gains to the Partnership of approximately $2,100,000 for financial reporting purposes and $4,900,000 for Federal income tax purposes. The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $991,330 and $896,695 of revenues and $916,595 and $1,044,336 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $5,194,873 and $5,257,128 at September 30, 1996 and December 31, 1995, respectively.

LOUIS JOLIET MALL

     Occupancy at this mall, including temporary tenants, decreased to 79% during the third quarter down from 80% at the end of the second quarter, (excluding the effect of the 1995 move-out of General Cinema, Inc. which continues to pay its full rent and charges). The Partnership is marketing the vacant space (including the General Cinema space) and to date has executed leases for approximately 10,000 square feet (or approximately 3% of the mall's leasable space). The Partnership is currently in negotiations with a potential replacement operator for the General Cinema space. The Partnership may be required to contribute capital to secure such replacement operator.

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


WILSHIRE BUNDY PLAZA

     The Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matured April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest were classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. The lender began foreclosure proceedings in October 1995. A receiver was appointed for the property and the previously affiliated third party property manager continued to manage the property on behalf of the receiver. Title to the property transferred to the lender on March 27, 1996. As a result of the transfer of title, the Partnership was relieved of all obligations related to the property, including an estimated $100,000 in earthquake repairs related to the January 17, 1994 earthquake in Southern California. The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $16,000,000 as the cumulative effect of an accounting change to record value impairment and $23,622,011 of extraordinary gain on extinguishment of debt upon the lender's taking title to the property for the nine months ended September 30, 1996, and $1,445,191 and $5,238,263 of revenues and $1,988,793 and $8,027,460 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $36,374,605 at December 31, 1995. The Partnership expects to recognize a gain of approximately $9,200,000 for Federal income tax purposes in 1996 with no corresponding distributable proceeds.


WELLS FARGO CENTER (SOUTH TOWER)

     The mortgage note secured by the property (with a balance of $189,060,307 as of September 30, 1996), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $12,250,000 and accrued interest of $2,677,500 and $1,575,000 as of
September 30, 1996 and December 31, 1995, respectively) matured December 1, 1994. The Partnership and the joint venture had been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In addition, the Partnership had ceased making debt service payments on the promissory note. And therefore, the promissory note has been classified as a current liability in the accompanying consolidated financial statements. Subsequent to the end of the third quarter, the Partnership, the joint venture partner, and the lenders reached an agreement to modify the mortgage note and the promissory note and to restructure the joint venture. The agreement provides that the mortgage note be extended to September, 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest of any excess proceeds. The mortgage lender received a $2,000,000 extension fee which was paid by the venture partners in their ownership percentages. The Partnership's share of the extension fee was paid pursuant to the terms of its amended and restated promissory note. The Partnership's amended and restated promissory note has an adjusted balance of approximately $22,000,000 consisting of the original principal loan balance, unpaid accrued interest, the Partnership's share of the extension fee and a restructuring fee of approximately $6,000,000. The promissory note which is also due September 2003, accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property. In conjunction with the note modifications, the joint venture was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. Since the terms of the agreement make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. At maturity of the loan, it is not anticipated that further modifications or extensions can be obtained.
This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.


1090 VERMONT

     Occupancy of the building remained at 88% during the quarter. During the first quarter of 1996, the joint venture finalized a lease modification agreement with Metro Office Management (12,392 square feet with an original lease expiration date of August 31, 2001) whereby the joint venture agreed to lower the tenant's rent to an approximate market rental rate in return for a five year extension of the lease expiration date to August 31, 2006. Subsequent to the end of the quarter, Delphi International Group (12,392 square feet, or approximately 8% of the buildings leasable area, with an original lease expiration date of January 31, 2004) vacated its space and ceased operations. Based upon a review of the tenant's financial condition, it does not appear that the joint venture will be able to recover a significant amount of the future rent. The manager is in final lease negotiations with a tenant to occupy all of the building's vacant space through the second floor, totaling approximately 12,000 square feet or 8% of the building's leasable area. As a tenant's result of lower rent from existing tenants, anticipated increased vacancy and potential releasing costs associated with such vacancy, the joint venture, and therefore, the Partnership anticipates a lower level of operating cash flow from this property in the near term. The property is generating operating cash flow, however, the joint venture is retaining such cash for working capital purposes.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC for the nine months ended September 30, 1996 and 1995 are as follows:

                                                 1996          1995
                                             ------------  -----------
  Total income from properties
    (unconsolidated). . . . . . . . . . . . .$106,999,524  103,041,028
                                             ============  ===========
  Operating loss of ventures. . . . . . . . .$ 17,524,116   46,678,713
                                             ============  ===========
  Partnership's share of
    operating loss. . . . . . . . . . . . . .$  5,096,270    8,803,789
                                             ============  ===========
  Partnership's share of loss
    on sale of investment property. . . . . .$     --       29,579,058
                                             ============  ===========
  Partnership's share of gain
    on extinguishment of
    indebtedness. . . . . . . . . . . . . . .$     --       31,264,814
                                             ============  ===========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1995 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $730,000 for tenant improvements and other capital expenditures, which is a reduction of approximately $2,100,000 from original budget estimates due to the disposition of Wilshire Bundy as discussed in the notes to the accompanying consolidated financial statements.

     Reference is made to the discussion under Wells Fargo Center (South Tower) in the Notes to Consolidated Financial Statements included in this report in regard to the attempts to obtain extensions or refinancings of the loans. The loans, secured by the Wells Fargo Center (South Tower) and the Partnership's interests in the South Tower venture, were in default as of the report date.

     At this point in time, the Partnership considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be potential significant sources of future cash generated from operations, sales or refinancing. These properties are not expected to generate a significant amount of net operating cash flow in 1996, and consequently, there will be no operating distributions in 1996. Future distribution levels from any source will be based upon a combination of the current cash flow from the investment properties and the longer term capital requirements of the Partnership.

     The Partnership is maintaining funds for working capital purposes. The Partnership may decide to commit a portion of these funds for various purposes (discussed above in the Notes to Consolidated Financial Statements) to its 900 Third Avenue and Louis Joliet Mall investment properties. The Partnership will not commit additional working capital funds for these purposes unless, among other things, the Partnership believes that upon sale of the particular property, the Partnership will receive a return of the incremental funds and a reasonable rate of return thereon. In addition, as discussed below, the Partnership and certain of its affiliates are required to provide a joint and several obligation to ensure compliance with the terms and conditions related to JMB/NYC's indirect partnership interest in the restructured and reorganized joint ventures owning 237 Park Avenue and 1290 Avenue of the Americas. In connection therewith and subsequent to the end of the quarter, approximately $3.9 million of the Partnership's existing working capital funds were used for its portion of the collateral pledged in support of such obligation.

     The Partnership's Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and Wells Fargo Center (South Tower) investments continue to suffer from the effects of the real estate recession and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest, it is unlikely that the Partnership will receive significant additional proceeds from any source from these properties. However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Holders of Interests. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect limited partnership interests which own the 237 Park Avenue and the 1290 Avenue of the America properties, no later than the end of 1999 barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining investment properties, aggregate distributions of net cash flow and sale and refinancing proceeds received by the Holders of Interests over the entire term of the Partnership will be substantially less than half of their original investment. However, in connection with sales or other dispositions (including transfers of title to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in restricted funds at September 30, 1996 as compared to December 31, 1995 is due primarily to the disposition of Wilshire Bundy Plaza during March 1996 and all related property cash being remitted to the lender.

     The Wilshire Bundy property was classified by the Partnership as held for disposition at January 1, 1996. The decrease in interest, rents and other receivables, prepaid expenses, land and leasehold interests, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, accounts payable and tenant security deposits at September 30, 1996 as compared to December 31, 1995 is due primarily to the disposition of Wilshire Bundy Plaza to the lender in March 1996. In addition, the decrease in land and leasehold interests and buildings and improvements at September 30, 1996 as compared to December 31, 1995 is also due to the $16,000,000 provision for value impairment (reflected as the cumulative effect of an accounting change in the accompanying consolidated financial statements) recorded at Wilshire Bundy on January 1, 1996. Due to such provision, and the suspension of depreciation provisions pursuant to SFAS 121, no gain or loss on the disposition of the property was recognized upon the disposition of the property.

     The decrease in current portion of long-term debt and accrued interest at September 30, 1996 as compared to December 31, 1995 is primarily due to the disposition of Wilshire Bundy Plaza in March 1996. The decrease in accrued interest at September 30, 1996 as compared to December 31, 1995 is partially offset by the accrual of interest on the debt secured by the Partnership's interest in the South Tower Venture for which the Partnership has suspended debt service payments. Reference is also made to Part II.
Item 3. - Defaults Upon Senior Securities.

     The decrease in rental income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due primarily to the disposition of Wilshire Bundy Plaza in March 1996.

     Interest income decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily due to lower average investments in U.S. Government obligations in 1996.

     The decrease in mortgage and other interest expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the disposition of Louisiana Tower in August 1995, the disposition of Wilshire Bundy Plaza in March 1996, and the 1995 refinancing of the first and second mortgage notes secured by the Louis Joliet Mall.

     The decrease in depreciation expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the disposition of Louisiana Tower in August 1995 and suspension of depreciation at Wilshire Bundy Plaza effective January 1, 1996.

     The decrease in property operating expenses and amortization of deferred expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to the disposition of Louisiana Tower in August 1995 and the disposition of Wilshire Bundy Plaza in March 1996.

     The decrease in general and administrative expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the disposition of Louisiana Tower in August 1995.

     The decrease in the Partnership's share of loss from operations of unconsolidated venture for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to lower interest expense related to the discharge of principal and accrued interest on the 2 Broadway Purchase Notes of $62,529,627 as a result of the sale of 2 Broadway in September 1995, partially offset by a decrease in rental income at the 1290 Avenue of the Americas office building due to greater vacancy during 1996.

     The loss on sale of property by unconsolidated venture and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated venture for the three and nine months ended September 30, 1995 is primarily due to the disposition of the 2 Broadway Building and the related gain on the extinguishment of indebtedness.

     The gain on sale of investment properties, the related extraordinary gain on forgiveness of indebtedness and the prepayment penalty for the nine months ended September 30, 1995 is due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995 and the related gain recognized on forgiveness of debt, the disposition of Louisiana Tower in August 1995 and the refinancing of Louis Joliet Mall in September 1995 and related prepayment penalty.

     The extraordinary gain on forgiveness of indebtedness for the nine months ended September 30, 1996 is due to the disposition of the Wilshire Bundy Plaza in March 1996 as discussed above.

     The cumulative effect of an accounting change in the amount of $16,000,000 for the nine months ended September 30, 1996 was recorded January 1, 1996 due to the requirements of SFAS 121.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. During November 1996, the Partnership and its venture partners recorded an agreement with the mortgage note and promissory note lenders to restructure such notes and the equity ownership of the Wells Fargo Center as more fully described in the Notes to Consolidated Financial Statements hereby incorporated herein by reference.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Wilshire Bundy Plaza
     Los Angeles, California. . .    83%       87%        86%       86%     N/A      N/A     N/A
 2. Mariners Pointe Apartments
     Stockton, California (1) . .    85%       91%        96%       94%     91%      90%     90%
 3. 237 Park Avenue Building
     New York, New York . . . . .    98%       98%        98%       98%     98%      98%     98%
 4. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .    94%       94%        94%       78%     78%      71%     81%
 5. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .    95%       95%        93%       95%     91%      88%     88%
 6. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    97%       97%        98%       98%     98%      98%     98%
 7. 900 Third Avenue Building
     New York, New York . . . . .    94%       96%        96%       97%     97%      98%     98%
 8. Wells Fargo Center
     South Tower
     Los Angeles, California. . .    96%       96%        96%       95%     95%      97%     92%
 9. Louis Joliet Mall
     Joliet, Illinois . . . . . .    79%       80%        87%       88%     77%      80%     79%

----------------
     An "N/A" indicates that the property was disposed of and was not owned by the Partnership at the end of the quarter.

     (1)  This property was sold in October 1996 as more fully described in the Notes to Consolidated Financial
Statements.





     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             3-A.*   Amended and Restated Agreement of Limited
Partnership.

             3-B.*   Assignment Agreement by and among the Partnership,
the General Partners and the Initial Limited Partner.

             3-C.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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

             10-B.   Agreement of Limited Partnership of Carlyle-XIV
Associates, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1993 on Form 10-Q (File No. 0-15962) dated May 14, 1993.

             10-C.   Second Amended and Restated Articles of Partnership
of JMB/NYC Office Building Associates, is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

             10-D.   Documents relating to the sale by the Partnership of
its interest in the Old Orchard Urban Venture are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) for August 30, 1993, dated November 12, 1993.

             10-E.   Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No 0-15962) dated March 28, 1994.

             10-F.   Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

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

             10-I.   Proposed Restructure of Two Broadway, 1290 Avenue of
the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, a copy of which is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

             10-J.   Assumption Agreements dated October 14, 1994 made by
237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

             10-K.   Assumption Agreements dated October 14, 1994 made by
O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

             10-L.   Lockbox and forbearance agreements related to the
mortgage note secured by the Wells Fargo Building, copies of which are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-15962) dated March 27, 1995.

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

             10-N.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

             10-O.   Agreement of Sale between 2 Broadway Associates, L.P.
and 2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

             10-P.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

             10-Q.   Agreement of Conversion of 237 Park Avenue Associates
into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

             10-R.   Trustee's Deed of Sale dated March 27, 1996 relating
to the conveyance of title and interest in Wilshire Bundy Plaza to Teachers Insurance and Annuity Association of America (Grantee) by Chicago Title Company (Trustee) for Carlyle Real Estate Limited Partnership - XIV (Trustor) is incorporated herein by reference to the Partnership's Report for March 31, 1996 on Form 10-Q (File No. 0-15962) dated May 10, 1996.

             10-S.   Disclosure Statement for the Second Amended Joint
Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996 is filed herewith.

             27.     Financial Data Schedule

-------------------

             * Previously filed as Exhibits 3-B, 3-C and 10-H to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act (File No. 0-15962) filed on March 30, 1993 and hereby incorporated herein by reference.

        (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996