Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1997-03-31
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
  ended December 31, 1996             Commission File No. 0-15962



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





                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   9

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   9


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   9

Item 6.      Selected Financial Data. . . . . . . . . . .  10

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  14

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  27

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  63


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  63

Item 11.     Executive Compensation . . . . . . . . . . .  66

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  68

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  69

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  69


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  75












                                   i




                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XIV (the "Partnership"), is a limited partnership formed in late 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. On June 4, 1984, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests (and assignee interests therein) ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 2-88687). A total of 401,048.66 Interests were sold to the public at $1,000 per Interest. The offering closed July 15, 1985. No Holder of Interests has made any additional capital contribution after such date. The Holder of Interest share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and 1290 Avenue of the Americas properties, not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois . . . . .       783,000      4/1/84           8/30/93              fee ownership of
                               sq.ft.                                            land and improvements
                               g.l.a.                                            (through joint venture
                                                                                 partnerships) (c)(d)
 2. Brittany Downs
    Apartments
     Phase I and Phase II,
     Thornton (Denver),
     Colorado . . . . .       464 units    8/15/84          1/10/95              fee ownership of land and
                                                                                 improvements (f)
 3. Scottsdale Financial
     Center I
     Scottsdale,
     Arizona. . . . . .       106,800      9/28/84         12/17/93              fee ownership of land and
                               sq.ft.                                            improvements
                               n.r.a.
 4. Scottsdale Financial
     Center II
     Scottsdale,
     Arizona. . . . . .       151,625      9/28/84          10/1/93              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land
 5. 237 Park Avenue
     Building
     New York,
     New York . . . . .      1,140,000     8/14/84         10/10/96              fee ownership of land and
                               sq.ft.                         (i)                improvements (through joint
                               n.r.a.                                            venture partnerships) (c)
 6. 1290 Avenue of the
     Americas Building
     New York,
     New York . . . . .      2,000,000     7/27/84         10/10/96              fee ownership of land and
                               sq.ft.                         (i)                improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

 7. 2 Broadway Building
     New York,
     New York . . . . .      1,600,000     8/14/84          9/18/95              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)(f)
 8. 1090 Vermont Avenue
     Building
     Washington, D.C. .       140,000      9/26/84            2%                 fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership) (c)
 9. Mariners Pointe
     Apartments
     Stockton,
     California . . . .       220 units    10/2/84         10/11/96              fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnership) (c)(f)
10. Louisiana Tower
     Shreveport,
     Louisiana. . . . .       349,000     11/14/84          8/30/95              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (e)
11. Marketplace at
     South Street
     Seaport
     New York,
     New York . . . . .       263,000     12/14/84          3/8/88               fee ownership of improve-
                               sq.ft.                                            ment and ground leasehold
                               n.r.a.                                            interest in land (through
                                                                                 joint venture partnership)
12. Gateway Tower
     White Plains,
     New York . . . . .       552,000     12/31/84         12/30/92              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
13. Piper Jaffray Tower
     Minneapolis,
     Minnesota. . . . .       723,755     12/27/84            5%                 fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships) (c)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

14. 900 Third Avenue
     Building
     New York,
     New York . . . . .       517,000     12/28/84            5%                 fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                             venture partnerships) (c)
15. Wells Fargo Center
     -IBM Tower
     Los Angeles,
     California . . . .      1,100,000     6/28/85            10%                fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (c)
16. Louis Joliet Mall
     Joliet, Illinois .       305,000      7/31/85            5%                 fee ownership of land and
                               sq.ft.                                            improvements (h)
                               g.l.a.
17. Turtle Creek Centre
     Dallas, Texas. . .       296,378      8/30/85          3/7/89               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership) (c)(e)
18. Yerba Buena West
     Office Building
     San Francisco,
     California . . . .       267,687      8/30/85          6/24/92              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
19. Wilshire Bundy
     Plaza
     Los Angeles,
     California . . . .       284,724      11/7/85          3/27/96              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (e)




-----------------------
  (a)The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b)Reference is made to the Notes filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c)Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

  (d)Reference is made to the Notes for a description of the sale of the Partnership's interest in this investment property.

  (e)Reference is made to the Notes for a description of the disposition of this investment property.

  (f)Reference is made to the Notes for a description of the sale of this investment property.

  (g)Reference is made to Item 8 - Schedule III to the Consolidated Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

  (h)Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (i)The original invested capital percentage for the 237 Park Avenue Building and the 1290 Avenue of the Americas Building was 7% and 15%, respectively. Reference is made to the Notes for a description of the reorganization and restructuring of the Partnership's interests in these investment properties.





     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Item 6 and to the Notes filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's investment property as of December 31, 1996.

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


ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----

 1. Wilshire Bundy
     Plaza
     Los Angeles,
     California . . . . . . .  Financial Ser-
                               vices/Advertising     83%   87%    86%    86%   N/A    N/A   N/A    N/A

 2. Mariners Pointe
     Apartments
     Stockton, California . .  Apartments            85%   91%    96%    94%   91%    90%   90%    N/A

 3. 237 Park Avenue
     Building
     New York, New York . . .  Advertising/
                               Insurance/Paper/
                               Real Estate
                               Investment            98%   98%    98%    98%   98%    98%   98%     *

 4. 1290 Avenue of the
     Americas Building
     New York, New York . . .  Financial Services    94%   94%    94%    93%   78%    71%   81%     *

 5. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . .  Trade Associations    95%   95%    93%    95%   91%    88%   88%    84%

 6. Piper Jaffray Tower
     Minneapolis,
     Minnesota. . . . . . . .  Legal Services/
                               Advertising/
                               Financial Services    97%   97%    98%    98%   98%    98%   98%    98%

 7. 900 Third Avenue
     Building
     New York, New York . . .  Legal Services/
                               Detective Agency/
                               Financial Services    94%   96%    96%    97%   97%    98%   98%    98%





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----

 8. Wells Fargo Center
     -IBM Tower
     Los Angeles,
     California . . . . . . .  Business Infor-
                               mation Systems        96%   96%    96%    95%   95%    97%   92%    92%

 9. Louis Joliet Mall
     Joliet, Illinois . . . .  Retail                79%   80%    87%    88%   77%    80%   79%    82%

--------------------

     Reference is made to Item 6, Item 7, and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold or disposed of and not owned by the Partnership at the end of the quarter.

     An "*" indicates that the joint venture which owns the property was restructured, and therefore, such information is not meaningful for the Partnership.  Reference is made to the Notes for further information regarding the reorganized and restructured ventures.





ITEM 3.  LEGAL PROCEEDING

     The Partnership is not subject to any material legal proceedings.

     Reference is made to the Notes for a discussion of certain litigation involving the Partnership related to the 900 Third Avenue investment property.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1995.


                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 41,604 record Holders of the 400,909.17850 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The mortgage loans secured by the 900 Third Avenue, Wells Fargo South Tower and Piper Jaffray Tower investment properties restrict the use by the property owning joint ventures of the cash flows from those properties as discussed more fully in the Notes. In addition, the purchase money notes issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties require that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interests on the purchase notes.





ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                                 DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 11,830,330    19,054,756    23,597,310    25,596,437    26,852,635
                           ============   ===========   ===========   ===========   ===========
Operating earnings
 (loss) . . . . . . . . .  $ (8,777,967)   (8,072,831)   (8,019,023)  (12,471,986)  (22,560,142)
Partnership's share of
 operations of uncon-
 solidated ventures
 (including income
 from restructuring
 of $163,662,750 in
 1996). . . . . . . . . .   161,701,376   (19,392,303)  (16,851,858)  (60,283,861)  (22,495,785)
Venture partners'
 share of ventures'
 operations . . . . . . .         --            --            --           22,472        70,706
                           ------------   -----------   -----------   -----------   -----------
Net operating earnings
 (loss) . . . . . . . . .   152,923,409   (27,465,134)  (24,870,881)  (72,733,375)  (44,985,221)
Gain (loss) on sale of
 investment properties
 by unconsolidated
 ventures or on sale
 or disposition of
 investment properties  .     2,928,068   (14,886,886)    1,702,082    26,281,496     8,783,892
Extraordinary items . . .    23,622,011    35,711,359    (3,000,000)        --            --
Cumulative effect of an
 accounting change. . . .   (16,000,000)        --            --            --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $163,473,488    (6,640,661)  (26,168,799)  (46,451,879)  (36,201,329)
                           ============   ===========   ===========   ===========   ===========




                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Net earnings (loss) per
 Interest (b):
   Net operating earnings
    (loss). . . . . . . .  $     366.18        (65.74)       (59.53)      (177.06)      (107.68)
   Gain (loss) on sale of
    investment properties
    by unconsolidated
    ventures or on sale
    or disposition
    of investment
    properties. . . . . .          7.23        (36.75)         4.20         64.88         21.68
   Extraordinary items. .         58.33         87.94         (7.18)        --            --
   Cumulative effect of
    an accounting
    change. . . . . . . .        (38.31)        --            --            --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $     393.43        (14.55)       (62.51)      (112.18)       (86.00)
                           ============   ===========   ===========   ===========   ===========

Total assets. . . . . . .  $ 60,002,966   106,113,792   147,075,454   149,516,685   191,806,563
Long-term debt. . . . . .  $ 47,736,328    26,000,000    25,794,970    98,747,743   116,309,718
Cash distributions
  per Interest (c). . . .  $      --            20.00         --            --            --
                           ============   ===========   ===========   ===========   ===========

-------------

  (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b)   The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period.

  (c)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests since the inception of the Partnership have represented a return of capital for financial reporting purposes.






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996


Property
--------

Louis Joliet
Mall
                   a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31, for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------

                               1992 . . . . .       91%                $12.41
                               1993 . . . . .       82%                 13.56
                               1994 . . . . .       79%                 13.53
                               1995 . . . . .       88%                 13.29
                               1996 . . . . .       82%                 14.65

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






                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Louis Joliet Mall:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                             1997              10               18,029       $  343,620            10%
                             1998               5                9,481          110,868             3%
                             1999              11               13,060          317,052             9%
                             2000               8               17,320          248,964             7%
                             2001               8               12,884          198,060             6%
                             2002               7                8,598          294,036             8%
                             2003               9               29,457          360,192            10%
                             2004              10               29,497          587,580            16%
                             2005              15               46,156          810,939            23%
                             2006               7               25,744          433,548            12%

                   (1)  Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 5, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     As a result of the public offering as described in Item 1, the Partnership had approximately $351,747,000 after deducting selling expenses and other offering costs with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     In March 1997 some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 18,000 Interests at $10 per Interest. Such offer is scheduled to expire on April 10, 1997. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. With respect to the offer for Interests at $10 per Interest, the Special Committee, on behalf of the Partnership, has recommended against acceptance of this offer on the basis that, among other things, the offer price is inadequate. The Partnership has received a request from another unaffiliated third party for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1996, the Partnership had cash and cash equivalents of approximately $18,070,000. Such funds are available for distributions to partners and working capital requirements. The Partnership has currently budgeted in 1997 approximately $1,614,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1997 is currently budgeted to be approximately $2,808,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. However, due to the property specific concerns discussed below, the Partnership currently considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be potential significant sources of future cash generated from operations, sales or refinancings. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the above situations and the property specific concerns discussed below, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.





     The Partnership is maintaining funds for working capital purposes.
The Partnership may decide to commit a portion of these funds for various purposes (discussed below and in the Notes) at its 900 Third Avenue and Louis Joliet Mall investment properties. The Partnership may also use a portion of these funds to aid in refinancing at a discount the loan secured by the Piper Jaffray Tower. The Partnership will not commit additional working capital funds for these purposes unless, among other things, the Partnership believes that upon sale of the particular property, the Partnership will receive a return of the incremental funds and a reasonable rate of return thereon.

     Piper Jaffray Tower

     The Minneapolis office market has rebounded over the last couple years. Vacancy rates for Class A buildings (competitive market for the property) have dropped to the low single digit level. Consequently, net effective rental rates have risen, although not to a level achieved prior to the real estate depression experienced in the late 1980's through the early 1990's.

     A major law firm tenant, Popham Haik (103,782 square feet with a lease expiration date of January 31, 2003) informed the joint venture that as a result of recent attorney and staff downsizing, they no longer need all of their space and they would like the joint venture to consider taking back a significant portion of their space. The joint venture has analyzed the tenants request and determined that based upon its inability to pay the full amount of rent, a modification of the lease is necessary. In this regard, the joint venture has reached an agreement in principle with the tenant to amend the terms of its lease. Under the terms of the agreement, the joint venture will take back approximately 56,000 square feet of Popham's leased space leaving it with approximately 47,000 square feet. Popham's rent on the remaining square footage will increase to a market rate effective on the date of the give-back. There will be no adjustment to the lease expiration date on the remaining space. The underlying lender has approved the terms of this agreement. However, there are no assurances that this agreement will be finalized on these or any terms. In the meantime, the manager is in final lease negotiations with a tenant to occupy approximately 12,000 square feet of Popham's give-back space at rental rates in excess of Popham's original rental rate. There are no assurances that this lease will be finalized on these or any terms.

     In addition, Piper Jaffray (310,111 square feet with a lease expiration date of March 31, 2000) has requested that the joint venture submit a proposal for early renewal of its lease. Piper Jaffray has requested that in return for such early renewal, it would like an immediate reduction in the existing rental rate which exceeds current market rental rates. The joint venture has made a proposal to extend the terms of Piper's lease for a period of nine years. Under the proposal, Piper's current rent would be reduced for the last lease year with an extension period rent equal to the joint venture's estimate of market rental rates at the time which would be less than Piper's current rental rate. Any modification or early renewal of this lease would require the approval of the underlying lender. The joint venture has not received an official response from the tenant. During the fourth quarter, Piper Jaffray exercised an option to lease approximately 24,000 square feet of space under lease expiring December 31, 1997. The rental rate will be at market which is currently being negotiated. The lease expiration date will be coterminous with its existing lease termination date of March 31, 2000.





     Under the terms of a modification agreement with the lender, the lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1994, 1995 or 1996. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1994 and 1995 totalled $353,251 and $464,178, respectively. During 1996, excess cash flow generated under this agreement was $741,627 which is expected to be remitted to the lender during the second quarter of 1997.
On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At December 31, 1996, the balance of such escrow account totalled approximately $3,934,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1996, the manager has deferred approximately $3,216,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     In addition, upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to the joint venture's receipt of proceeds. While the modification provides the joint venture with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be a significant additional improvement in current market and property operating conditions resulting in a significant increase in the value of the property before the joint venture can share in sale or refinancing proceeds. The joint venture anticipates exploring refinancing alternatives during 1997. Such refinancing would only be possible if the underlying lender would accept a discount and would also likely require additional capital contributions from the Partnership and its affiliated partner. There are no assurances that a refinancing can be achieved. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     Wells Fargo Center

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a vacancy rate of approximately 25% in the marketplace. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases are expected to require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term.

     During 1996, the Partnership, the joint venture partner, and the lenders reached an agreement to modify the mortgage note and the promissory note and to restructure the joint venture. Since the terms of the agreement make it unlikely that the Partnership would recover any incremental investment,the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the Notes for a further description of these events.





     Brittany Downs Apartments - Phase I and II

     Brittany Downs Apartments Phase II did not produce sufficient cash flow to cover its required debt service payments and, consequently, the Partnership had been paying a reduced amount of debt service since November 1990. The Partnership had been placed in default for failure to pay the required debt service.

     On January 10, 1995, the Partnership sold the Brittany Downs
Apartments Phase I and II to an unaffiliated third party. Reference is made to the Notes for a further description of such sale.

     JMB/NYC

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of 2 Broadway. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization.

In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia and York affiliates.

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement generally deal with impacting the operations of the newly organized real estate investment trust. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement. The Partnership may either retain for working capital purposes or distribute all or portions of such funds upon return.

     1090 Vermont Avenue Building

     At the end of 1996, occupancy at this office building was 84%, down from 95% at the end of 1995. As a result of lower rent from existing tenants, anticipated increased vacancy and potential releasing costs associated with such vacancy, the joint venture, and therefore, the Partnership anticipates a lower level of operating cash flow from this property in the near term. The property is generating operating cash flow, however, the joint venture is retaining such cash for working capital purposes. The Partnership has classified the property as held for sale or disposition at December 31, 1996 and therefore is no longer subject to continuing depreciation.

     Orchard Associates

     The Partnership's interest in Old Orchard shopping center (through Orchard Associates and Old Orchard Urban Venture ("OOUV") was sold in September 1993.

     Old Orchard Urban Venture could have received reimbursement, under certain conditions, up to an additional $3,400,000 (of which Orchard Associates had a 79.1667 interest) of previously incurred development costs based upon certain future earnings of the property (as defined). In December 1996, the joint venture received a final settlement $2,450,000 (of which the Partnership share was $969,796) of such development costs related to the sale of Old Orchard Shopping Center.

     In 1996, OOUV distributed to Orchard Associates $1,389,210 in proceeds from the settlement of operating prorations. As a result Orchard
Associates distributed $694,605 to the Partnership representing its share of such operating prorations.

     Wilshire Bundy Plaza

     On March 27, 1996, title to the property transferred to the lender. Reference is made to the Notes for a further description of such disposition.





     900 Third Avenue Building

     In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which was scheduled to mature on December 1, 1994. In addition, net cash flow after debt service and capital (as defined) will be paid into an escrow account controlled by the lender to be used by the property joint venture for the payment of property taxes and for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining amount in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension (approximately $3,229,000). As of the date of this report, all of the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $1,000,000).
The escrow balance at December 31, 1996 is approximately $193,000.

     Occupancy of this building increased to 98% at the end of 1996. The midtown Manhattan market remains competitive. The manager has signed leases or is in final lease negotiations with tenants to occupy virtually all the remaining vacant space in the building. During 1997, leases covering approximately 21,000 square feet of space or approximately 2% of the building's leasable square footage, expire. Tenants occupying approximately one-half of such space are expected to renew.

     JMB/900 is currently involved in litigation. Current discussions involve a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in the property. There are no assurances that a settlement will be finalized on this or any terms. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     Louis Joliet Mall

     Occupancy at this mall increased to 82% at December 31, 1996 (excluding the effect of the move-out of General Cinema, Inc., as discussed below). During the fourth quarter of 1994, General Cinema, Inc. (14,587 square feet or approximately 5% of the mall space) ceased its operations within the mall. General Cinema, Inc. continues to pay rent in accordance with its lease (which expires December 31, 1998) and as of the date of this report, all amounts due from the tenant under the lease have been received.

The Partnership is currently in negotiations with a potential replacement operator for the General Cinema space. The Partnership may be required to contribute capital to secure such replacement operator. A significant portion of the mall's vacant space is contained in three large spaces (including the Mark Shale space discussed below) which have been very difficult to lease due to their size and location within the mall. The manager is exploring the opportunity to lease some of this space to larger "big box" space users which in the past have not occupied mall space. Given their size, these types of tenants generally pay lower rents than typical regional and national mall tenants. In addition, the Partnership would likely need to commit substantial capital toward the build-out of this space for these users. The Partnership will not commit additional capital to this property for this purpose unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.





     During the third quarter of 1993, Al Baskin Co. (19,960 square feet or approximately 7% of the mall space) informed the Partnership that even though its lease did not contain provisions allowing it to terminate its lease, it believed it had the right and intended to terminate its lease effective December 31, 1993 (as opposed to the original lease expiration of December 31, 2003). In response, during the third quarter of 1993, the Partnership filed an anticipatory breach lawsuit against the tenant in order to prevent the tenant from vacating its space and cease paying rent to the Partnership. Subsequently, the Partnership and tenant entered into a temporary agreement under which the tenant continued to operate its store and pay rent. All amounts due from the tenant under the lease had been received through December 31, 1995. The Partnership believes the tenant's position is without merit and had intended to enforce the original terms of the lease. On November 9, 1995, Al Baskin filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 29, 1995 Al Baskin vacated its premises and ceased paying rent. The Partnership subsequently filed a bankruptcy claim for the maximum amount allowable (approximately fourteen months of future rent or approximately $415,000). There are no assurances that any amounts will be recovered from the tenant in connection with this action.

     The litigation regarding the lease expiration date continues. However, if the tenant accepts the Partnership's bankruptcy claim as discussed above, the Partnership will terminate this action.

     As the Partnership has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, will not be subject to continuing depreciation.

     Louisiana Tower

     In 1995, title to the property transferred to the lender. Reference is made to the Notes for a further description of such disposition.

     Mariners Pointe Apartments

     In October 1996, the Partnership, through the joint, venture sold the Mariners Pointe Apartments. Reference is made to the Notes for a description of such sale.

     On October 11, 1996, the Partnership sold the apartment complex to a third party for $7,600,000 less brokerage commissions, title costs and legal fees. As a result of this sale, the Partnership recognized a gain for financial reporting and Federal income tax purposes of approximately $2,100,000 and $4,700,000, respectively in 1996. The lower than anticipated proceeds from the sale of the property can be attributed primarily to the poor past performance of the local economy and prospects for growth in the future. As a result of the stagnant local economy over the last decade, the joint venture has been unable to raise rental rates at the property. In the meantime, however, the cost of operating the property had risen resulting in lower net operating income than originally achieved upon initial lease-up. The prospects for significant growth in the local economy which fueled increased demand for apartments and therefore upward rental rate pressure, were poor. Consequently, prospective purchasers were demanding a higher initial return than can be achieved in healthier markets. This required return was also higher than the initial return used in the acquisition of the property when the prospectus for the economy and property appeared to be brighter. The combination of lower net operating income and higher purchaser required return had resulted in a lower sale price which returned only a portion of the Partnership's initial investment.





     Yerba Buena Office Building

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture has a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The joint venture has recently learned that the lender has sold the property without having given the joint venture its right of first opportunity to purchase it. The joint venture is analyzing its legal remedies for the lender's breach of its obligation. There are no assurances that the joint venture would recover any amounts in the event it should pursue its legal remedies.




     General

     To the extent that additional payments related to certain properties are required or if properties do not produce adequate amounts of cash to meet their needs, the Partnership may utilize the working capital which it maintains and/or pursue outside financing sources. However, based upon current market conditions, the Partnership may decide not to, or may not be able to, commit additional funds to certain of its investment properties. This would result in the Partnership no longer having an ownership interest in such property, and generally would result in taxable income to the Partnership with no corresponding distributable proceeds. The Partnership's and its ventures' mortgage obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partner in an investment might become unable or unwilling to fulfill its financial or other obligations, or that such joint venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or may seek additional loan modifications or extensions of loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels, among other factors.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. In such regard, certain of the properties have been classified by the Partnership or its ventures as held for sale or disposition, and therefore, will no longer be subject to continued depreciation. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas properties, no later than the end of 1999 barring unforeseen economic developments. Although the Partnership currently expects to distribute sale proceeds from the disposition of the 900 Third Avenue, 1090 Vermont Avenue Building and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property and the real estate recession, and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from any source from these properties. However, upon disposition, the Partnership, and therefore the Holders of Interest will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by passive activity losses. Each Holder's tax consequences will depend on such Holder's own tax situation.

     RESULTS OF OPERATIONS

     At December 31, 1996, 1995 and 1994, the Partnership owned seven, nine and twelve investment properties, respectively, all of which were operating.

     The increase in the balance of cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to retained proceeds received from the sale of Mariners Pointe apartments and improved property operations for 1996 and the debt restructuring during 1995 at Louis Joliet Mall shopping center.

     The decrease in restricted funds at December 31, 1996 as compared to December 31, 1995 is due primarily to the disposition of Wilshire Bundy during March 1996 and all related property cash reflected as restricted funds at December 31, 1995 being remitted to the lender.

     The decrease in interest, rents and other receivables, prepaid expenses, land and leasehold interests, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, accounts payable and tenant security deposits at December 31, 1996 as compared to December 31, 1995 is due primarily to the disposition of Wilshire Bundy Plaza in March 1996 and the sale of Mariners Pointe Apartments in October 1996. The Wilshire Bundy and Mariners Pointe Apartments properties were classified by the Partnership as held for sale or disposition at January 1, 1996, and therefore, were not subject to continued depreciation. Furthermore, a $16,000,000 provision for value impairment (reflected as the cumulative effect of an accounting change in the accompanying consolidated financial statements) was recorded at Wilshire Bundy on January 1, 1996. Due to such provision, and the suspension of depreciation provisions pursuant to SFAS 121, no gain or loss on the disposition of the property was recognized for financial reporting purposes except for a gain on forgiveness of indebtedness reflected as an extraordinary item. For Federal income tax purposes such disposition resulted in a gain of approximately $9,200,000.

     The decrease in current portion of long-term debt and accrued interest at December 31, 1996 as compared to December 31, 1995 is primarily due to the disposition of Wilshire Bundy Plaza in March 1996 and restructuring of the Partnership's loan payable secured by the Partnership's interest in Wells Fargo Center.

     The decrease in due to affiliates as of December 31, 1996 as compared to December 31, 1995 represents a reduction of the Partnership's paid-in capital obligation to Carlyle Investors, Inc. and Carlyle Managers, Inc. from $2,400,000 to $800,000. The decrease is partially offset by the accrued interest on these obligations.

     The increase in unearned rents as of December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of the collection of rental income at Louis Joliet Mall.





     The decrease in the deficit balance of the investment in unconsolidated venture is due to capital contributions of approximately $4,368,397, related primarily to the restructuring of the Partnerships indirect interest in JMB/NYC during the year and income from operations of unconsolidated venture including income from restructuring of $157,949,848 related to JMB/NYC and $5,712,902 related to Wells Fargo recognized during 1996. The deficit balance of the investment in unconsolidated venture has been adjusted so as to reflect the prorata exposure to the Partnership under its indemnification related to the 237 and 1290 Properties as more fully described in the Notes.

     The decrease in rental income for the twelve months ended December 31, 1996 as compared to the twelve months ended December 31, 1995 is primarily due to the dispositions of Wilshire Bundy Plaza in March 1996 and Louisiana Tower in August 1995. The decrease in rental income for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is primarily due to the sale of Brittany Downs Apartments I and II in January 1995 and the disposition of Louisiana Tower in August 1995.

     Interest income decreased for the twelve months ended December 31, 1996 as compared to the twelve months ended December 31, 1995 primarily due to lower average investments during 1996 and the disposition of Wilshire Bundy during March 1996 in which all related property was remitted to the lender. Interest income increased for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 primarily due to the increase in 1995 in the average interest rate earned on the Partnership's investment in U.S. Government obligations partially offset by lower average cash balances in 1995.

     The decrease in mortgage and other interest expense for the twelve months ended December 31, 1996 as compared to the twelve months ended December 31, 1995 is primarily due to the disposition of Louisiana Tower in August 1995, the disposition of Wilshire Bundy Plaza in March 1996, and the 1995 refinancing of the first and second mortgage notes secured by the Louis Joliet Mall. The decrease in mortgage and other interest expense for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is due primarily to the sale of Brittany Downs Apartments Phase I and II in January 1995 and the disposition of Louisiana Tower in August 1995.

     The decrease in depreciation expense for the twelve months ended December 31, 1996 as compared to the twelve months ended December 31, 1995 is primarily due to the disposition of Louisiana Tower in August 1995 and suspension of depreciation at Wilshire Bundy Plaza effective January 1, 1996 due to the classification of this property as held for sale or disposition as of January 1, 1996 as discussed above. The decrease in depreciation expense for the twelve months ended December 31, 1995 as compared to December 31, 1994 is due primarily to the sale of Brittany Downs Apartments Phase I and II in January 1995 and the disposition of Louisiana Tower in August 1995.

     The decrease in property operating expenses for the twelve months ended December 31, 1996 as compared to the twelve months ended December 31, 1995 is due to the disposition of Louisiana Tower in August 1995 and the disposition of Wilshire Bundy Plaza in March 1996. The decrease in property operating expenses for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is due primarily to the sale of Brittany Downs Apartments Phase I and II in January 1995 and the disposition of Louisiana Tower in August 1995.

     The decrease in amortization of deferred expenses for the twelve months ended December 31, 1996 as compared to December 31, 1995 is due to the disposition of Louisiana Tower in August 1995 and the disposition of Wilshire Bundy Plaza in March 1996. Amortization of deferred expenses increased for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 primarily due to the amortization of costs associated with the refinancing of Louis Joliet Mall in September 1995 and the loan extension obtained at Mariners Pointe Apartments during the third quarter of 1994.




     The restructuring fee for the year ended December 31, 1996 is due to the loan modification of the Partnership's note payable to Wells Fargo and restructuring of the South Tower venture during the fourth quarter of 1996.

     The increase in general and administrative expenses for the twelve months ended December 31, 1995 as compared to the year ended December 31, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.

     The Partnership's share of income from operations of unconsolidated ventures for the year ended December 31, 1996 is primarily due to the restructuring of the Partnership's interests in JMB/NYC and South Tower. During 1996, the Partnership recognized income from restructuring of $163,662,750 which is included with losses from operations of unconsolidated ventures. Furthermore, due to the effects of the bankruptcy and related plan of reorganization of the ventures owned by JMB/NYC, the Partnership recognized loss from operations of unconsolidated venture of $496,653 for the year ending December 31, 1996 compared to losses of $13,588,448 for the year ended December 31, 1995. The increase in the Partnership's share of loss from operations of unconsolidated ventures for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is primarily due to reduced rental income at Piper Jaffray Tower due to the expansion of Piper Jaffray, Inc. and reduced rental income at Wells Fargo-IBM Tower due to the early move-out of two major law firm tenants during 1995 as discussed above.

     The gain on sale of property by unconsolidated ventures for the twelve months ended December 31, 1996 is due to final resolution regarding OOUV's share of reimbursable developmental costs related to the sale of Old Orchard shopping center which was sold in September 1993. The loss on sale of property by unconsolidated ventures and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated ventures for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is primarily due to the disposition of the 2 Broadway Building and the related gain on the extinguishment of indebtedness.

     The gain on sale of investment properties for the twelve months ended December 31, 1996 is due to the sale of the Mariners Pointe Apartments in October 1996. The increase in the gain on sale of investment properties, gain on forgiveness of indebtedness and the prepayment penalty for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is due to the sale of the Brittany Downs Apartments Phase I and Phase II in January 1995 and the related gain recognized on forgiveness of debt, and the disposition of Louisiana Tower in August 1995, in addition to the refinancing of Louis Joliet Mall in September 1995 and related prepayment penalty.

     The extraordinary gain on forgiveness on indebtedness for the twelve months ended December 31, 1996 is due to the disposition of the Wilshire Bundy Plaza in March 1996 as discussed above.




     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected sale or disposition of most of the investment properties of the Partnership by the end of 1999. However, to the extent that inflation in future periods may have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon the extent to which the properties are occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31, 1996,
  1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its consolidated venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 18,069,904       16,210,170
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . .          --           2,523,419
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $22,675 for 1996 and $383,341
    for 1995) . . . . . . . . . . . . . . . . . . . . . . . . . . . .        162,300          310,325
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         25,860          101,000
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        250,603          349,318
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .     18,508,667       19,494,232
                                                                        ------------     ------------

Investment properties - Schedule III:
    Land and leasehold interest . . . . . . . . . . . . . . . . . . .          --           6,982,049
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .          --         105,859,744
                                                                        ------------     ------------
                                                                               --         112,841,793
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .          --          36,814,248
                                                                        ------------     ------------
          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .          --          76,027,545

    Properties held for sale or disposition . . . . . . . . . . . . .     33,602,388            --
                                                                        ------------     ------------
          Total investment properties . . . . . . . . . . . . . . . .     33,602,388       76,027,545
                                                                        ------------     ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .      6,279,874        7,534,345
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      1,158,543        1,920,835
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        453,494        1,136,835
                                                                        ------------     ------------

                                                                        $ 60,002,966      106,113,792
                                                                        ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------     ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    251,510       60,042,105
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      1,018,641        1,187,171
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .      1,273,858        2,743,979
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        796,972        7,291,442
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        600,100          600,015
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        435,718          304,724
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .      4,376,799       72,169,436
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         15,168          417,084
Investment in unconsolidated ventures, at equity. . . . . . . . . . .     21,687,689      184,813,778
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     47,736,328       26,000,000
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     73,815,984      283,400,298

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (15,345,058)     (21,087,495)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (1,316,336)      (1,316,336)
                                                                        ------------     ------------
                                                                         (16,660,394)     (22,402,831)
                                                                        ------------     ------------
  Limited partners (400,909.17850 Interests):
    Capital contributions, net of offering costs. . . . . . . . . . .    351,746,836      351,746,836
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .   (304,723,432)    (462,454,483)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (44,176,028)     (44,176,028)
                                                                        ------------     ------------
                                                                           2,847,376     (154,883,675)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .    (13,813,018)    (177,286,506)
                                                                        ------------     ------------
                                                                        $ 60,002,966      106,113,792
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 10,544,285       17,403,886      22,212,040
  Interest income . . . . . . . . . . . . . . . . .         854,307        1,138,093         985,270
  Other income. . . . . . . . . . . . . . . . . . .         431,738          512,777         400,000
                                                       ------------     ------------    ------------
                                                         11,830,330       19,054,756      23,597,310
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       5,971,389       11,041,298      13,670,591
  Depreciation. . . . . . . . . . . . . . . . . . .       1,462,969        4,155,575       4,795,412
  Property operating expenses . . . . . . . . . . .       5,289,810        9,861,497      11,299,218
  Professional services . . . . . . . . . . . . . .         739,065          731,793         779,846
  Amortization of deferred expenses . . . . . . . .         367,084          650,512         472,735
  General and administrative. . . . . . . . . . . .         659,725          686,912         598,531
  Restructuring fee . . . . . . . . . . . . . . . .       6,118,255            --              --
                                                       ------------     ------------    ------------
                                                         20,608,297       27,127,587      31,616,333
                                                       ------------     ------------    ------------
    Operating earnings (loss) . . . . . . . . . . .      (8,777,967)      (8,072,831)     (8,019,023)

Partnership's share of  operations of unconsolidated
  ventures (including income from restructuring of
  $163,662,750 in 1996) . . . . . . . . . . . . . .     161,701,376      (19,392,303)    (16,851,858)
                                                       ------------     ------------    ------------

    Net operating earnings (loss) . . . . . . . . .     152,923,409      (27,465,134)    (24,870,881)

Partnership's share of gain (loss) on sale of
  investment properties by unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . .         870,837      (29,579,058)      1,702,082
Gain on sales or disposition of
  investment properties . . . . . . . . . . . . . .       2,057,231       14,692,172           --
                                                       ------------     ------------    ------------
    Net earnings (loss) before
      extraordinary item. . . . . . . . . . . . . .     155,851,477      (42,352,020)    (23,168,799)





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . . .      23,622,011        1,650,638           --
  Partnership's share of gain on
    extinguishment of indebtedness of
    unconsolidated venture. . . . . . . . . . . . .           --          31,264,814           --
  Prepayment penalty on refinanced long-term
    debt. . . . . . . . . . . . . . . . . . . . . .           --            (204,093)          --
  Provision for earthquake repairs. . . . . . . . .           --           3,000,000      (3,000,000)
Cumulative effect of an accounting change . . . . .     (16,000,000)           --              --
                                                       ------------     ------------    ------------
    Net earnings (loss) . . . . . . . . . . . . . .    $163,473,488       (6,640,661)    (26,168,799)
                                                       ============     ============    ============
    Net earnings (loss) per limited
      partnership interest:
        Net operating earnings (loss) . . . . . . .    $     366.18           (65.74)         (59.53)
        Partnership's share of gain (loss)
          on sale of investment properties
          by unconsolidated ventures. . . . . . . .            2.15           (73.02)           4.20
        Gain on sale or disposition of
          investment properties . . . . . . . . . .            5.08            36.27           --
        Extraordinary items . . . . . . . . . . . .           58.33            87.94           (7.18)
        Cumulative effect of an accounting change .          (38.31)           --              --
                                                       ------------     ------------    ------------
        Net earnings (loss) . . . . . . . . . . . .    $     393.43           (14.55)         (62.51)
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




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                          NET                                    NET OF       NET
            CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS       CASH
            BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
            -------   ---------- -------------   -----------  -----------  ----------  ------------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1993 . . . .$1,000  (19,183,198)  (1,235,319)  (20,417,517) 351,746,836 (431,549,320)  (36,155,381)(115,957,865)

Net earnings
 (loss) . . .  --     (1,097,814)       --       (1,097,814)       --     (25,070,985)        --     (25,070,985)
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994 . . . . 1,000  (20,281,012)  (1,235,319)  (21,515,331) 351,746,836 (456,620,305)  (36,155,381)(141,028,850)

Cash dis-
 tributions .  --          --         (81,017)      (81,017)       --           --       (8,020,647)  (8,020,647)
Net earnings
 (loss) . . .  --       (806,483)       --         (806,483)       --      (5,834,178)        --      (5,834,178)
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                          NET                                    NET OF       NET
            CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS       CASH
            BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
            -------   ---------- -------------   -----------  -----------  ----------  ------------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1995 . . . . 1,000  (21,087,495)  (1,316,336)  (22,402,831) 351,746,836 (462,454,483)  (44,176,028)(154,883,675)

Net earnings
 (loss) . . .  --      5,742,437        --        5,742,437        --     157,731,051         --     157,731,051
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1996 . . . .$1,000  (15,345,058)  (1,316,336)  (16,660,394) 351,746,836 (304,723,432)  (44,176,028)   2,847,376
              ====== ===========   ==========   ===========  =========== ============   =========== ============
















                          See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $163,473,488       (6,640,661)    (26,168,799)
  Items not requiring (providing) cash or
    cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . .       1,462,969        4,155,575       4,795,412
      Amortization of deferred expenses . . . . . .         367,084          650,512         472,735
      Amortization of discount on long-term debt. .           --             257,588         540,492
      Restructuring fee . . . . . . . . . . . . . .       6,118,255            --              --
      Partnership's share of operations of
        unconsolidated ventures (including income
        from restructuring of $163,662,750 in 1996)    (161,701,376)      19,392,303      16,851,858
      Partnership's share of gain (loss) on
        sale of investment properties by
        unconsolidated ventures . . . . . . . . . .        (870,837)      29,579,058      (1,702,082)
      Gain on sale or disposition of investment
        properties. . . . . . . . . . . . . . . . .      (2,057,231)     (14,692,172)          --
      Extraordinary items . . . . . . . . . . . . .     (23,622,011)     (35,711,359)      3,000,000
      Cumulative effect of an accounting change . .      16,000,000            --              --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . .        (861,169)      (2,340,567)      1,699,657
    Interest, rents and other receivables . . . . .        (113,362)         239,454          25,989
    Prepaid expenses. . . . . . . . . . . . . . . .          31,273            9,665          17,052
    Escrow deposits . . . . . . . . . . . . . . . .          98,715         (315,817)        164,416
    Accrued rents receivable. . . . . . . . . . . .         (42,471)          89,377         277,659
    Accounts payable. . . . . . . . . . . . . . . .         138,524          460,368         212,459
    Due to affiliates . . . . . . . . . . . . . . .         129,878          168,594         127,831
    Accrued interest. . . . . . . . . . . . . . . .       3,474,759        6,213,384        (728,768)
    Deferred interest . . . . . . . . . . . . . . .           --           1,200,233       2,648,987
    Accrued real estate taxes . . . . . . . . . . .         158,390          (42,682)          6,237
    Unearned rents. . . . . . . . . . . . . . . . .         160,900         (302,569)       (175,116)
    Tenant security deposits. . . . . . . . . . . .          (7,188)          41,497         131,734
    Other liabilities . . . . . . . . . . . . . . .           --            (488,549)         30,316
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       2,338,590        1,923,232       2,228,069
                                                       ------------      -----------     -----------





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments. . . . . . . . . . . .           --           2,129,166      14,061,209
  Additions to investment properties. . . . . . . .        (608,071)      (1,487,605)     (3,402,832)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .       3,568,234        1,576,046       5,925,748
  Cash proceeds from sale of investment
    properties. . . . . . . . . . . . . . . . . . .         777,478        2,795,768           --
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .      (4,368,397)        (515,350)     (1,760,411)
  Payment of deferred expenses. . . . . . . . . . .        (198,100)        (330,216)       (734,434)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .        (828,856)       4,167,809      14,089,280
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .           --            (376,203)       (728,949)
  Proceeds received on restructuring and
    refinancing of long-term debt . . . . . . . . .         350,000          381,704           --
  Prepayment penalty on long-term debt. . . . . . .           --            (204,093)          --
  Distributions to general partners . . . . . . . .           --             (81,017)          --
  Distributions to limited partners . . . . . . . .           --          (8,020,647)          --
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .         350,000       (8,300,256)       (728,949)
                                                       ------------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       1,859,734       (2,209,215)     15,588,400

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      16,210,170       18,419,385       2,830,985
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $ 18,069,904       16,210,170      18,419,385
                                                       ============      ===========     ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $  2,496,630        3,574,186      11,209,880
                                                       ============      ===========     ===========
  Non-cash investing and financing activities:
      Sale of investment properties:
      Total sale proceeds, net of selling expenses.    $  7,277,478       17,925,768           --
      Principal balances due on mortgages payable .      (6,500,000)     (15,130,000)          --
                                                       ------------      -----------     -----------
      Cash proceeds from sale of investment
        property, net of selling expenses . . . . .    $    777,478        2,795,768           --
                                                       ============      ===========     ===========
      Extraordinary item due to forgiveness
        of indebtedness secured by
        Brittany Downs Apartments - Phase II. . . .    $      --           1,650,638           --
                                                       ============      ===========     ===========
      Extraordinary item due to forgiveness
        of indebtedness secured by
        Wilshire Bundy Plaza. . . . . . . . . . . .    $ 23,622,011            --              --
                                                       ============      ===========     ===========
      Gross proceeds from restructuring and
        refinancing of long-term debt . . . . . . .    $  9,737,838       26,000,000           --
      Principal and interest paid at closing. . . .           --         (24,985,162)          --
      Prepayment penalty. . . . . . . . . . . . . .           --            (204,093)          --
      Payment of deferred mortgage expense. . . . .           --            (429,041)          --
      Restructuring fee . . . . . . . . . . . . . .      (6,118,255)           --              --
      Accrued interest. . . . . . . . . . . . . . .      (3,269,583)           --              --
                                                       ------------      -----------     -----------
            Proceeds received on restructuring
              and refinancing of long-term debt . .    $    350,000          381,704           --
                                                       ============      ===========     ===========
      Gain recognized on disposition of investment
        properties. . . . . . . . . . . . . . . . .    $  2,928,068       14,692,172           --
                                                       ============      ===========     ===========
      Reduction in investment in unconsolidated
        venture . . . . . . . . . . . . . . . . . .    $  1,600,000            --              --
                                                       ============      ===========     ===========
      Reduction in amounts due to affiliates. . . .    $ (1,600,000)           --              --
                                                       ============      ===========     ===========

                        See accompanying notes to consolidated financial statements.




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1996, 1995 AND 1994

OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of most of its remaining investment portfolio and wind up its affairs as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties"), not later than December 31, 1999 barring any unforseen economic developments.

    The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Mariners Pointe Associates ("Mariners Pointe") (prior to its sale in October 1996). The effect of all significant transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates; JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 3rd Avenue Associates ("JMB/900"); 1090 Vermont Avenue, N.W. Associates Limited Partnership ("1090 Vermont"); Maguire/Thomas Partners - South Tower LLC (formerly Maguire/Thomas Partners
- South Tower) ("South Tower").

     The Partnership holds an approximate 50% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") which in turn owns an indirect approximate 4.9% interest in commercial real estate in the city of New York, New York consisting of the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties").

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's 50% indirect interest in JMB/NYC through Carlyle XIV Associates, L.P. Accordingly, the financial statements do not include the accounts of JMB/NYC or Carlyle XIV Associates, L.P. Effective with the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"), JMB/NYC accounts for its indirect interest in the Properties on the cost basis of accounting as a result of JMB/NYC converting its ownership interest in the joint ventures which owned the Properties to a limited partner. As a limited partner, JMB/NYC has no future funding obligations (other than that related to a certain indemnification provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the Properties which owns the Properties subsequent to the Effective Date. Accordingly, JMB/NYC (and the Partnership) have suspended loss recognition relative to their respective real estate investments and have reversed those previously recognized losses that the Partnership and JMB/NYC are no longer obligated to fund. The Partnership maintains a deficit balance in its investment in unconsolidated venture to reflect its maximum exposure under the indemnification agreement. The share of income from unconsolidated ventures in the accompanying Partnership financial statements includes the respective partnerships' proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring consisting primarily of the reversal of previously recognized losses as noted above and the adjustments necessary to record the restructuring. JMB/NYC utilized the equity method to account for such investments prior to the Effective Date.





     Due to the restructuring of the Partnership's interest in Maguire Thomas Partners - South Tower, LLC, as discussed below, the Partnership has suspended loss recognition relative to its respective real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund, which is reflected as income from restructuring.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:





                                                    1996                               1995
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      ----------       ------------     ----------

Total assets. . . . . . . . . . . .   $ 60,002,966       96,200,128      106,113,792      97,367,891

Partners' capital accounts
  (deficits):
    General partners. . . . . . . .    (16,660,394)     (17,092,692)     (22,402,831)    (22,727,866)
    Limited partners. . . . . . . .      2,847,376     (160,531,826)    (154,883,675)   (176,962,173)

Net earnings (loss):
    General partners. . . . . . . .      5,742,437        5,635,174         (806,483)       (610,819)
    Limited partners. . . . . . . .    157,731,051       16,430,347       (5,834,178)    (25,164,650)

Net earnings (loss)
  per limited
  partnership interest. . . . . . .         393.43            40.97           (14.55)         (62.75)
                                       ===========      ===========      ===========    =============





     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year (400,909.17850). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain to the Holders of Interests for financial reporting and Federal income tax purposes. Reference is made to the Notes for a discussion of the allocations of profits and losses.

     The Preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $16,772,271 and $16,040,895 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership has acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers. Twelve properties have been sold or disposed of by the Partnership as of December 31, 1996. All of the properties owned at December 31, 1996 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs and net of value impairment adjustments.

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

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. The $16,000,000 impairment loss on the Wilshire Bundy investment property, which was categorized as held for sale or disposition at January 1, 1996 upon adoption of SFAS 121, has been reflected in the accompanying consolidated financial statements as the cumulative effect of an accounting change as provided by SFAS 121. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of any impaired property, the Partnership will generally recognize more gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or sold or disposed of during the past three years were net losses of $106,017, $6,842,205 and $6,357,263, respectively, for the years ended December 31, 1996, 1995 and 1994.





     In addition, the accompanying financial statements include income (losses) ($679,665), $599,394 and ($8,766,947), respectively, of the
Partnership's share of total property operations of ($1,317,601), $3,507,789 and ($35,326,343) of unconsolidated properties held for sale or disposition as of December 31, 1996 or sold or disposed of in the past three years.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to six operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,617,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to certain of the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

     The Partnership has acquired, through the above ventures, interests in seven office buildings. The venture properties have been financed under various long-term debt arrangements as described below.

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

INVESTMENT PROPERTIES

     ORCHARD ASSOCIATES

     The Partnership's interest in Old Orchard Shopping Center (through Orchard Associates and Old Orchard Urban Venture ("OOUV")) was sold in September 1993.

     OOUV was entitled to receive up to an additional $4,300,000 based upon certain events (as defined), all of which was earned and was subsequently received in 1994. Upon receipt, OOUV distributed the $4,300,000 to the respective partners based upon their percentage interests. OOUV could have received reimbursement, under certain conditions, of up to an additional $3,400,000 (of which Orchard Associates had a 79.1667 interest) of previously incurred development costs based upon certain future earnings of the property (as defined). In December 1996, OOUV received a final allocation of $2,450,000 (of which the Partnership's share was $969,796) of such development costs related to the sale of Old Orchard Shopping Center.

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard Associates its share of the pre-sale settlement with Federated Department Stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. In 1996, OOUV distributed to Orchard Associates $1,389,210 in proceeds from the settlement of operating prorations. As a result, Orchard Associates distributed $694,405 to the




Partnership representing its share of such operating prorations. The Partnership intends to retain these funds for working capital purposes.

     OOUV and Orchard Associates had also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation the distribution to OOUV of $4,300,000 and the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000, as discussed above and distributed to each of the respective partners their share ($1,702,082) to the Partnership of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting purposes and Federal income tax purposes in 1994. In December 1996, Orchard received its share of the earnout provision $2,450,000, as discussed above, and distributed to each of the respective partners their share ($969,796 to the Partnership) of such amount. The Partnership recognized a gain of $870,837 for financial reporting and for federal income tax purposes in 1996.

     JMB/NYC

     JMB/NYC is a limited partnership among Carlyle-XIV Associates, L.P., Property Partners, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 40% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $400,000 (reduced from $1,200,000 during 1996) of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying consolidated financial statements). The Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 40% shareholder. Related to this investment, the Partnership has an obligation to fund, on demand, $400,000 (reduced from $1,200,000 during 1996) of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 50%.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of 2 Broadway. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization.

In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia and York affiliates.

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement generally deal with impacting the operations of the newly organized real estate investment trust. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement. The Partnership may either retain for working capital purposes or distribute all or portions of such funds upon return.

     PIPER JAFFRAY TOWER

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





     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $95,764,000 and $84,489,000 at December 31, 1996 and 1995, respectively.

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $96,868,300 is outstanding as of December 31, 1996. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1994, 1995 or 1996. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1994 and 1995 totalled $353,251 and $464,178, respectively. During 1996, excess cash flow generated under this agreement was $741,627 which is expected to be remitted to the lender during the second quarter of 1997. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The escrow balance as of December 31, 1996 is approximately $3,993,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1996, the manager has deferred approximately $3,216,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from net sale or refinancing proceeds, if any.

     Furthermore, repayment of the loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. Therefore, during 1996, interest expense of $10,250,000 was recognized at the loans stated payment rate. Total indebtedness including interest under the mortgage loan is approximately $119,111,070 and $120,429,415 at December 31, 1996 and 1995, respectively. JMB/Piper anticipates exploring refinancing alternatives during 1997. Such refinancing would only be possible if the underlying lender would accept a discount and would also likely require additional capital contributions from JMB/Piper. There are no assurances that a refinancing can be achieved. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were allocated 71% to the JMB/Piper and 29% to the venture partners during 1996, 1995 and 1994.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans will be repaid. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached the joint venture indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, the joint venture agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note at any time. As of the date of this report, all amounts due under the note have been received. The balance of the note receivable as of December 31, 1996 is $621,744.

     JMB/900

     In 1984, the Partnership acquired, through JMB/900, with C-XV, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. The current partners of Progress Partners are JMB/900 and PPI, JRA and PC-900 (together "Venture Partners").

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

     JMB/900 has also made a loan to PPI in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in




Progress Partners and any related interest received would be accounted for as distributions (none in 1994, 1995 and 1996). To the extent that JMB/900 has not received annual distributions equal to the interest payable on such loan, the deficiency becomes a cumulative preferred return payable out of future net cash flow or net sale or refinancing proceeds.

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

     As a result of certain defaults by PPI, an affiliate of the General Partners assumed management responsibility for the 900 Third Avenue building as of August 1987 for a fee computed as a percentage of certain revenues. In December 1994, the affiliated property manager entered into a sub-management contract with an unaffiliated third party. Pursuant to the sub-management agreement, the unaffiliated property manager is managing the property.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the Venture Partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and the Venture Partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the Venture Partners had defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against PPI, JRA, JMB/900, and other unaffiliated defendants, which has enabled JMB/900 to refile its previously asserted claims against the Venture Partners as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements.




    During the fourth quarter of 1996, The State of Maryland Deposit Insurance Fund Corporation (the "MDIFC") commenced an action against PPI and JRA to collect on a certain note receivable by foreclosing its security interest in PPI and JRA's interest in Progress Partners. The trial court in that action has entered summary judgment in favor of MDIFC for in excess of $6 million. The MDIFC has made known its intent to schedule an immediate sale of PPI and JRA's interest at which the MDIFC expects to be the successful purchaser. In anticipation of succeeding PPI and JRA, the MDIFC has been discussing with JMB/900 a purchase by JMB/900 of all of the interests that would be acquired by MDIFC if it were the successful purchaser. There are no assurances that a purchase agreement with the MDIFC will be reached or that the MDIFC will be the successful purchaser at the sale.

     Concurrent with the lawsuit filed by the MDIFC, the FDIC has filed two additional lawsuits against JMB/900, PPI, JRA, and other non-affiliated defendants, in an attempt, among other things, to obtain a legal resolution of competing claims made as to the interests in PC-900 and to challenge the consent given by JMB/900 in 1990 to allow the MDIFC, in the event it acquired PPI and JRA's interest through foreclosure, to become a partner of Progress Partners. JMB/900 has been discussing a settlement with the FDIC in which JMB/900 would purchase the interest of the FDIC and/or PC-900 in Progress Partners. If a settlement is not achieved and the FDIC pursues these actions, JMB/900 intends to vigorously defend itself.

     The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow (as defined) after debt service and capital and after repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the joint venture in connection with the loan extension will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. To date, no escrow funds have been deposited into the account for leasing costs. As of July 1996, all of the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $1,000,000). The escrow balance at December 31, 1996 is approximately $193,000.

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

     The terms of the original South Tower agreement generally provided that the Partnership and Affiliated Partner's aggregate share of the South Tower's annual cash flow, net sale or refinancing proceeds, and profits and losses be distributed or allocated to the Partnership and the Affiliated Partner in proportion to their aggregate capital contributions.




     Annual cash flow was to be distributed 80% to the Partnership and Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner have received, in the aggregate, a cumulative preferred return of $8,050,000 per annum. The remaining cash flow was to be distributable 49.99% to the Partnership and the Affiliated Partner, and the balance to the other joint venture partners. Additional contributions to South Tower were contributed 49.99% by the Partnership and the Affiliated Partner until all partners had contributed $10,000,000 in aggregate.

     Operating profits and losses, in general, were to be allocated 49.99% to the Partnership and the Affiliated Partner and the balance to the other joint venture partners. Substantially all depreciation and certain expenses paid from the Partnership's and Affiliated Partner's capital contributions were to be allocated to the Partnership and Affiliated Partner. In addition, operating profits, up to the amount of any annual cash flow distribution, were allocated to all partners in proportion to such distributions of annual cash flow.

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds would be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner have received the amount of any deficiency in their preferred return described above plus an amount equal to their "Disposition Preference" (which, in general, begins at $120,000,000 and increases annually by $8,000,000 to a maximum of $200,000,000). Any remaining net sale or refinancing proceeds would be distributed 49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     The mortgage note secured by the property (with a balance of approximately $187,483,000 and accrued interest of approximately $1,562,000 as of December 31, 1996), matured December 1, 1994. The Partnership and the joint venture had been in discussions with the lender regarding an extension of the mortgage note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In the fourth quarter of 1996, the joint venture and the lender reached an agreement to modify the mortgage note. The agreement provides that the mortgage note secured by the property be extended to September, 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The mortgage lender received a $2,000,000 extension fee paid by the venture partners in their ownership percentages (of which the Partnership's share was $350,000).

     The promissory note secured by the Partnership's interest in the joint venture matured in December 1, 1994. The Partnership had been in discussion with the lender regarding an extension of the promissory note. The Partnership has ceased making debt service payments on the promissory note, and therefore, the promissory note had been classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. In the fourth quarter of 1996, the Partnership reached an agreement with the lender to modify the promissory note (with a principal balance of $12,250,000 and accrued interest of approximately $3,269,583 prior to modification). The Partnership's amended and restated promissory note has an adjusted balance of approximately $21,988,000 consisting of the original principal loan balance, unpaid accrued interest, the Partnership's share of the extension fee and a restructuring fee of approximately $6,118,000. The promissory note is due September 2003 and accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

     In conjunction with the note modifications, the joint venture was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed.

     At maturity of the loan, it is not anticipated that further modifications or extensions can be obtained. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the agreement make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.


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

     The joint venture partner's obligations to the Partnership were guaranteed by certain of the joint venture partner's principals. The Partnership filed a lawsuit against the joint venture partner and certain of the joint venture partner's principals seeking to recover amounts lost resulting from their defaults. On April 3, 1992, the Partnership signed a settlement agreement with the joint venture partner and its principals. Under the terms of the settlement, the Partnership is scheduled to receive total payments of $4,075,000. The Partnership received $650,000 of this amount upon execution of the agreement. The remainder of the settlement amount is represented by a promissory note issued to the Partnership in the amount of $3,425,000. The note provides for monthly interest payments over a six-year period at interest rates which vary from 4.8613% to 5.3684% per annum. In addition, the note provides for annual principal payments of $400,000 due every April for five years with a final payment in the amount of $1,425,000 due on April 3, 1998. Due to the uncertainty of collection of the remaining settlement amounts, settlement payments are reflected in other income only as collected. As of December 31, 1996, all scheduled payments have been received.

     WILSHIRE BUNDY PLAZA

     The Partnership had commenced discussions with the existing lender for a possible debt modification on its mortgage loan which matured April 1996 in order to reduce its debt service and cover its releasing costs over the next several years. In this regard, the Partnership suspended debt service payments commencing with the December 1, 1994 payment. During July 1995, the Partnership received a formal notice of default on its mortgage loan from the lender. Accordingly, the principal balance of the mortgage loan ($41,292,105) and related accrued interest were classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. The lender began foreclosure proceedings in October 1995. A receiver was appointed for the property and the previously affiliated third party property manager continued to manage the property on behalf of the receiver. Title to the property transferred to the lender on March 27, 1996. As a result of the transfer of title, the Partnership was relieved of all obligations related to the property, including an estimated $100,000 in earthquake repairs related to the January 17, 1994 earthquake in Southern California as discussed below. The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $16,000,000 as the cumulative effect of an accounting change to record value impairment and $23,622,011 of extraordinary gain on extinguishment of debt upon the lender's taking title to the property for the twelve months ended December 31, 1996. The Partnership recognized a gain of approximately $9,200,000 for Federal income tax purposes in 1996 with no corresponding distributable proceeds.

     The Wilshire Bundy Plaza incurred minimal damage as a result of the earthquake in Southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes Wilshire Bundy Plaza. A complete determination of the requirements to comply with the ordinance was not possible to be made at the time of the issuance of the Partnership's 1994 consolidated financial statements. It was estimated at that time that the cost of compliance with the ordinance could be approximately $3 million (none of which had been budgeted). Accordingly, the 1994 consolidated financial statements reflected an extraordinary item of $3 million.

     During June 1995, the Partnership received notice from the City which required submission of a report indicating the number of welded connections damaged and proposed repair procedures. Based upon the findings and cost estimates of independent structural engineers, was estimated that the cost of making the necessary repairs would be approximately $100,000. Accordingly, the extraordinary item recorded in 1994 of $3 million was reversed in the Partnership's 1995 consolidated financial statements.

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

     LOUIS JOLIET MALL

     The second mortgage loan matured on September 1, 1995. During September 1995, the Partnership finalized a refinancing of the property's first (with a principal balance of approximately $12,400,000) and second (with a principal balance of $10,000,000 and accrued and deferred interest of approximately $2,500,000) mortgage loans with a new seven year first mortgage loan in the amount of $26,000,000. Such refinancing resulted in approximately $382,000 in net proceeds after payment of the existing loans, closing costs and prepayment penalty, which the Partnership has decided to retain for working capital purposes. The new loan matures on October 1, 2002 and may be prepaid after the second loan year with a yield maintenance
prepayment penalty.   As a result of the early refinancing of the first
mortgage loan (scheduled maturity April, 1998), the Partnership paid a prepayment penalty of approximately $204,000.

     As the Partnership has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 in the accompanying financial statements, and therefore, will not be subject to continuing depreciation.

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

     Distributions of operating cash flow totalling approximately $1.5 million (the Partnership's share was approximately $750,000) since the effective date of the refinancing have also represented a partial return to the partners of the additional capital contributed. As of December 31, 1996, the total remaining unpaid additional capital contributed, including the unpaid return thereon, is $2,009,030, of which the Partnership's share is $1,004,515.


     MARINERS POINTE

     During the third quarter of 1994, the Partnership obtained a two-year extension of the existing $6,500,000 mortgage loan. The new maturity date was October 1, 1996. Accordingly, the principal balance of the property's underlying mortgage loan ($6,500,000) had been classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. Under terms of the loan extension, the loan bore interest at 2.75% above the floating weekly tax exempt rate. The weekly tax exempt interest rate at December 31, 1995 was 4.19% per annum for an interest rate of 6.94% per annum as of that date. Prior to the extension, the loan bore interest of 10.875% per annum.

     In 1995, the joint venture commenced marketing the property for sale. In October 1996, the joint venture sold the Mariners Pointe Apartments to an unaffiliated third party. The sales price was $7,600,000 (before selling costs and prorations), of which approximately $788,000 was received in cash at closing and $6,500,000 represented the purchaser's assumption of the underlying debt. The joint venture was also returned all amounts held by the underlying lender in a collateral account. Upon receipt of the net sale proceeds and proceeds from the collateral account, the joint venture distributed such proceeds to the Partnership. The joint venture partner received no distributions in connection with this transaction. As a result of the sale during 1996, the joint venture allocated gains to the Partnership of approximately $2,100,000 for financial reporting purposes and approximately $4,700,000 for Federal income tax purposes. The property was classified as held for sale or disposition as of January 1, 1996, and therefore, was not subject to continued depreciation after such date.

     Under the terms of the joint venture agreement, the joint venture partner was obligated to contribute 22.3% of annual cash operating deficits. The Partnership had made a request for capital from the joint venture partner for its share of the 1992 deficit. The joint venture partner's obligation to make the capital contribution was secured by its interest in the joint venture as well as personal guarantees by certain of its principals. The joint venture partner did not make the required contribution. The Partnership decided not to pursue this matter further since the cost to pursue would likely exceed the recovery (if any) of amounts owed. In addition, the sale did not result in any distribution to the joint venture partner due to the Partnership's preferential sharing levels upon sale of the property. Consequently, the Partnership did not pursue the joint venture partner's interest in the property.

     YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture has a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The joint venture has recently learned that the lender has sold the property without having given the joint venture its right of first opportunity to purchase it. The joint venture is analyzing its legal remedies for the lender's breach of its obligation. There are no assurances that the joint venture would recover any amounts in the event it should pursue its legal remedies.




LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                 1996          1995
                                             -----------   -----------
17% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003.    $21,987,838        --

8.03% first mortgage note; secured
 by the Louis Joliet Mall in
 Joliet, Illinois; monthly interest
 only payments of $173,983 until
 April 1997; beginning April 1, 1997,
 monthly principal and interest
 payments of $201,189 until October 1,
 2002 when the remaining balance
 of $23,751,765 is due. . . . . . . . . .     26,000,000    26,000,000

11.5% mortgage note (in default);
 secured by the Wilshire Bundy Plaza
 in Los Angeles, California; principal
 and interest payments of $416,000 were
 due monthly through March 1996; unpaid
 balance of $40,920,000 was due April
 1996, satisfied in 1996 by virtue
 of the lender realizing upon its
 collateral security. . . . . . . . . . .         --        41,292,105

12% promissory note; secured by the
 Partnership's interest in the
 Wells Fargo Center South Tower
 office building in Los Angeles,
 California; monthly interest only
 payments of $122,500 through November
 1994; principal balance of $12,250,000
 was due in December 1994, replaced
 in 1996 by the loan described above. . .         --        12,250,000

Variable rate mortgage note secured
 by the Mariner's Pointe Apartments,
 satisfied in 1996 by virtue of the
 lender realizing upon its collateral
 security . . . . . . . . . . . . . . . .         --         6,500,000
                                            ------------  ------------
          Total debt. . . . . . . . . . .     47,987,838    86,042,105
          Less current portion
            of long-term debt . . . . . .        251,510    60,042,105
                                            ------------  ------------
          Total long-term debt. . . . . .   $ 47,736,328    26,000,000
                                            ============  ============

     Five year maturities of long-term debt are as follows:

                    1997. . . . . . . . . .      $  251,510
                    1998. . . . . . . . . .         359,714
                    1999. . . . . . . . . .         389,687
                    2000. . . . . . . . . .         422,156
                    2001. . . . . . . . . .         457,331
                                                 ----------
                                                 $1,880,398
                                                 ==========





PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale of investment properties are to be allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital account deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale of investment properties are to be allocated 1% to the General Partners. The remaining profits and losses will be allocated to the Holders of Interests.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership. Distributions of "net cash receipts" of the Partnership are allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Holders of Interests have received (i) cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the net sale or refinancing proceeds previously distributed, equal a 6% annual non-compounded return on the Holders' average capital investment for each year (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. Accordingly, $1,742,000 of proceeds have been deferred for the General Partners at December 31, 1996. The General Partners have received $121,527 of sale proceeds as of December 31, 1996 representing its 1% share of total sale distributions made which will be required to be returned to the Partnership before liquidation of the Partnership.


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership's principal assets are one shopping mall. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each property, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 34 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, such leases provide for additional rent based upon percentages of tenant sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:





                    1997. . . . . . . . . .     $ 3,579,418
                    1998. . . . . . . . . .       3,264,829
                    1999. . . . . . . . . .       3,040,079
                    2000. . . . . . . . . .       2,803,629
                    2001. . . . . . . . . .       2,645,233
                    Thereafter. . . . . . .       7,602,231
                                                -----------
                                                $22,935,419
                                                ===========

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $638,884, $472,344 and $488,747 for the years ended December 31, 1996, 1995 and 1994, respectively.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                          1996       1995       1994       1996
                        --------   --------   --------  ------------
Property management
 and leasing fees . .   $273,795    433,723  2,088,404        --
Insurance commissions     28,745     64,121     64,214        --
Reimbursement (at
 cost) for accounting
 services . . . . . .     23,190    178,371    211,104       1,404
Reimbursement (at
 cost) for portfolio
 management services.     53,223     73,169     42,795      16,876
Reimbursement (at
 cost) for legal
 services . . . . . .     11,557     10,599     24,654       4,612
Reimbursement (at
 cost) for administra-
 tive charges and
 other out-of-pocket
 expenses . . . . . .      4,684    203,318    271,902        --
                        --------   --------  ---------     -------
                        $395,194    963,301  2,703,073      22,892
                        ========   ========  =========     =======

     In February 1995, the Partnership distributed $81,017 to the General Partners out of proceeds from the sale or refinancing of certain investment properties.

     Reference is made to the JMB/NYC discussion above regarding the Partnership's obligation to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). These obligations were reduced to $400,000 and $400,000, respectively. As of December 31, 1996, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $473,858.




     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees as more fully discussed above. Such fees deferred by the affiliate were approximately $1,839,000 at December 31, 1996.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, provided certain property management services to Wilshire Bundy Plaza. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the twelve months ended December 31, 1995 and through March 27, 1996, date of disposition were approximately $11,600 and $2,900, respectively, all of which have been paid.

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.




INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for Orchard Associates, JMB/NYC, JMB/Piper, JMB/Piper II, JMB/900, 1090 Vermont, South Tower and their unconsolidated ventures as of and for the years ended December 31, 1996 and 1995 is presented below.
                                        1996            1995
                                   --------------  --------------
Current assets. . . . . . . . . . $    19,289,340      41,169,690
Current liabilities (includes
 $902,603,491 of current
 portion of long-term debt
 at December 31, 1995). . . . . .     (16,512,908) (1,152,046,100)
                                   --------------  --------------
    Working capital (deficit) . .       2,776,432  (1,110,876,410)
                                   --------------  --------------
Investment properties, net. . . .     313,943,509     975,646,720
Other assets. . . . . . . . . . .      46,191,011     110,638,545
Other liabilities . . . . . . . .     (31,270,436)    (86,791,207)
Long-term debt. . . . . . . . . .    (502,136,107)   (225,621,000)
                                   --------------  --------------
    Partners' capital (deficit) .  $ (170,495,591)   (337,003,352)
                                   ==============  ==============
Represented by:
  Invested capital. . . . . . . . $(1,045,884,993)  1,035,645,376
  Cumulative distributions. . . .     267,619,087    (259,482,618)
  Cumulative income (losses). . .     948,761,497  (1,113,166,110)
                                   --------------  --------------
                                   $  170,495,591    (337,003,352)
                                   ==============  ==============
Total income. . . . . . . . . . .  $  323,104,336     253,409,999
                                   ==============  ==============
Expenses applicable to
  operating loss. . . . . . . . .  $  107,022,633     285,772,212
                                   ==============  ==============
Net income (loss) (including
  income from restructuring of
  $220,431,722) . . . . . . . . .  $  216,081,703     (32,362,213)
                                   ==============  ==============

     During 1996, as a result of the adoption of the Plan, JMB/NYC adopted the cost method of accounting for its investments in unconsolidated ventures. Accordingly, JMB/NYC adjusted its deficit basis in the unconsolidated ventures to the extent of its share of the maximum obligation escrow of $25,000,000. The net income for the year ended December 31, 1996 includes $7,618,056 of income from operations through the Effective Date of which the Partnership's share is $3,809,028. The Partnership's capital (deficit) in JMB/NYC differs from its investment in unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses in JMB/NYC as a result of the restructuring of partnership interests.

     In addition, total income and net income for 1996 also includes gain on sale of property of $1,741,674 due to final resolution regarding reimbursable developmental costs related to the sale of Old Orchard shopping center in prior years.

     Total income and net loss for 1995 includes a loss on sale of investment property of $38,214,703, offset by an extraordinary gain on forgiveness of indebtedness of $62,529,627 related to the sale of the 2 Broadway building.

     Total income and net loss for 1994 includes gain of $3,404,164 related to the sale of the Old Orchard Shopping Center.

     Total income, expenses related to operating loss and net loss for the above mentioned ventures for the year ended December 31, 1994 were $242,197,996, $287,980,902 and $(45,782,906).




                                                                                                        SCHEDULE III
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                       (A LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURES
                                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1996


                                                                   COSTS
                                     INITIAL COST TO            SUBSEQUENT           GROSS AMOUNT AT WHICH CARRIED
                                     PARTNERSHIP (A)          TO ACQUISITION             AT CLOSE OF PERIOD (B)
                              -----------------------------   -------------- --------------------------------------------
                                 LAND AND       BUILDINGS       LAND AND          LAND AND      BUILDINGS
                                 LEASEHOLD        AND         BUILDINGS AND      LEASEHOLD         AND
              ENCUMBRANCE(C)     INTEREST      IMPROVEMENTS   IMPROVEMENTS        INTEREST     IMPROVEMENTS     TOTAL (D)
              --------------    -----------    ------------  ---------------     ----------    ------------   -----------
SHOPPING MALL:
 Joliet,
  Illinois. .    $26,000,000      4,100,414      35,752,871       8,787,167       4,100,414      44,540,038    48,640,452
                 -----------      ---------      ----------       ---------       ---------      ----------    ----------

    Total . .    $26,000,000      4,100,414      35,752,871       8,787,167       4,100,414      44,540,038    48,640,452
                 ===========      =========      ==========       =========       =========      ==========    ==========





                                                                                              SCHEDULE III - CONTINUED
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                       (A LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURES
                                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1996
                                                                                  LIFE ON WHICH
                                                                                  DEPRECIATION
                                                                                   IN LATEST
                                                                                  STATEMENT OF          1996
                              ACCUMULATED              DATE OF        DATE         OPERATIONS       REAL ESTATE
                             DEPRECIATION(E)        CONSTRUCTION    ACQUIRED      IS COMPUTED          TAXES
                            ----------------        ------------   ----------   ---------------     -----------
SHOPPING MALL:
 Joliet, Illinois . . . . .      $15,038,064            1978          7/31/85        5-30 years         534,752
                                 -----------                                                            -------
     Total. . . . . . . . .      $15,038,064                                                            534,752
                                 ===========                                                            =======

Notes:
     (A)  The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $47,940,381.
     (C)  Amounts disclosed exclude current accrued interest.





                                                                                              SCHEDULE III - CONTINUED
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                       (A LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURES
                                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1996



(D)  Reconciliation of real estate owned:

                                                             1996                1995                 1994
                                                         ------------        ------------        ------------
     Balance at beginning of period . . . . . . . . .    $112,841,793         161,748,228         158,345,396
     Additions during period. . . . . . . . . . . . .         608,071           1,487,605           3,402,832
     Disposals during period. . . . . . . . . . . . .     (48,809,412)        (50,394,040)              --
     Provision for value impairment . . . . . . . . .     (16,000,000)              --                  --
                                                         ------------        ------------        ------------
     Balance at end of period . . . . . . . . . . . .    $ 48,640,452         112,841,793         161,748,228
                                                         ============        ============        ============

(E)  Reconciliation of accumulated depreciation:
     Balance at beginning of period . . . . . . . . .    $ 36,814,248          49,431,004          44,635,592
     Depreciation expense . . . . . . . . . . . . . .       1,462,969           4,155,575           4,795,412
     Disposals. . . . . . . . . . . . . . . . . . . .     (23,239,153)        (16,772,331)              --
                                                         ------------        ------------        ------------
     Balance at end of period . . . . . . . . . . . .    $ 15,038,064          36,814,248          49,431,004
                                                         ============        ============        ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of in or disagreements with accountants during 1995 or 1996.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., which is an Illinois limited partnership ABPP Associates, L.P., shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any purchase or sale of real property (or any interest therein) of the Partnership.

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

     The names, positions held and length of service therein of the directors and the executive and certain other officers of the Corporate General Partner of the Partnership are as follows:





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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"),JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are partners in the Associate General Partner and also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Managers, Inc., the general partner of JMB/NYC.





     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of USC, Inc. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1995, the General Partners received distributions of $81,017 (all of which were distributable sale or refinancing proceeds) and the Corporate General Partner received no management fees. In 1996 and 1994, the General Partners received no distributions and Corporate General Partner received no management fees. The General Partners received a share of Partnership income for tax purposes aggregating $5,635,174 in 1996.

     An affiliate of the Corporate General Partner provided property management services during 1996 for Louis Joliet Mall. In 1996, such affiliate earned property management and leasing fees amounting to $273,795 for such services, all of which were paid as of December 31, 1996. In addition, an affiliate of the Corporate General Partner had managed the Piper Jaffray Tower through November 1994. In conjunction with the August 1992 loan modification, the affiliated property manager had agreed to defer receipt of its property management fees which aggregated $1,839,000 through November 1994 at December 31, 1996. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice. In December 1994 the affiliated property manager entered into an agreement with an unaffiliated third party for the sub-management of the 900 Third Avenue building. Property management fees for this property were $422,825 in 1996, all of which were paid to the sub-manager.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1996 aggregating $28,745 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $57,907, of which $16,876 was unpaid at December 31, 1996. Additionally, the General Partners are also entitled to reimbursements for legal and accounting services. Such costs for 1996 were $34,747, of which $6,016 was unpaid as of December 31, 1996.

     The Partnership had obligations to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). During 1996, these obligations were reduced to $400,000 and $400,000, respectively. As of December 31, 1996, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $473,858.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided certain property management services to Wilshire Bundy Plaza. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the twelve months ended December 31, 1995 and through March 27, 1996, date of disposition, were approximately $11,600 and $2,900 respectively, all of which have been paid.

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

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                        NAME OF                            AMOUNT AND NATURE
                        BENEFICIAL                         OF BENEFICIAL                       PERCENT
TITLE OF CLASS          OWNER                              OWNERSHIP                           OF CLASS
--------------          ----------                         -----------------                   --------
Limited Partnership
 Interests and Assignee
 Interests therein      JMB Realty Corporation             5 Interests (1)                     Less than 1%
                                                           indirectly

Limited Partnership
 Interests and Assignee
 Interests therein      Corporate General Partner,         16.9 Interests (1) (2)              Less than 1%
                        its officers and
                        directors and the
                        Associate General
                        Partner as a group


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

                  3-D.     Acknowledgement of rights and duties of the
General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

                  4-A.     Long-term debt documents relating to the
refinancing of the first mortgage loan secured by the 1090 Vermont office building in Washington, D.C. are hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15962) dated March 27, 1995.

                  4-B.     Long-term debt documents relating to the
September 1995 refinancing of the first and second mortgage loans secured by the Louis Joliet Mall are hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated November 9, 1995.

                  4-C.     Documents relating to the modification and
extension of the mortgage loan secured by Wells Fargo-South Tower are filed herewith.

                  4-D.     Amended and restated promissory note between
Wells Fargo Bank and the Partnership is filed herewith.

                  4-E.     Loan modification agreement of Wells Fargo
Bank is filed herewith.





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

                  10-E.    Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                  10-F.    Documents relating to the sale by the
Partnership of its interest in the Old Orchard Urban Venture are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-15962) for August 30, 1993, dated November 12, 1993.

                  10-G.    Amended and Restated Certificate of
Incorporation of Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No 0-15962) dated March 28, 1994.

                  10-H.    Amended and Restated Certificate of
Incorporation of Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

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

                  10-P.    Agreement of Sale between 2 Broadway
                           Associates, L.P. and 2 Broadway Acquisition
Corp. dated August 10, 1995, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.




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

                  10-T.    Disclosure Statement for the Second Amended
Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996, is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

                  10-U.    Purchase Agreement as amended including
exhibits thereto, dated August 29, 1996 between Mariners Pointe Associates, Ltd. and Mariners Pointe L.L.C. is filed herewith.

                  10-V.    Documents relating to the operating agreement
of Maguire Thomas Partners-South Tower, L.L.C. are filed herewith.

                  10-W.    Consent of Director of Carlyle-XIV Managers,
Inc. (known as Carlyle Managers, Inc.) dated October 31, 1996 is filed herewith.

                  10-X.    Consent of Director of Carlyle-XIII, Managers,
Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is filed herewith.




                  10-Y.    Allonge to demand note between Carlyle Real
Estate Limited Partnership-XIV and Carlyle Managers, Inc. dated October 31, 1996 is filed herewith.

                  10-Z.    Allonge to demand note between Carlyle Real
Estate Limited Partnership-XIV and Carlyle Investors, Inc., dated October 31, 1996 is filed herewith.

                  10-AA.   Indemnification agreement between Property
Partners, L.P., Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. dated as of October 10, 1996 is filed herewith.

                  10-BB.   Agreement of Limited Partnership of 237/1290
Lower Tier Associates, L.P. dated as of October 10, 1996 is filed herewith.

                  10-CC.   Amended and Restated Limited Partnership
Agreement of 237/1290 Upper Tier Associates, L.P. dated as of October 10, 1996 is filed herewith.

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

        No annual report for the year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 21, 1997

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 21, 1997

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 21, 1997




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                             EXHIBIT INDEX


                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----

3-A.      Amended and Restated Agreement of
          Limited Partnership                       Yes

3-B.      Assignment Agreement by and among
          the Partnership, the General Partners
          and the Initial Limited Partners          Yes

3-C.      Acknowledgement of rights and duties
          of the General Partners of the
          Partnership between ABPP Associates,
          L.P. (a successor Associated General
          Partner of the Partnership) and
          JMB Realty Corporation as of
          December 31, 1995                         Yes

4-A.      Long-term debt documents relating
          to the refinancing of the first
          mortgage loan secured by the
          1090 Vermont Office Building
          in Washington, D.C.                       Yes

4-C.      Documents relating to the modification
          and extension of the mortgage loan
          secured by Wells Fargo-South Tower         No

4-D.      Amended and restated promissory note
          of Wells Fargo Bank                        No

4-E.      Loan modification agreement of
          Wells Fargo Bank                           No

10-A -
  10-C.   Acquisition Documents are hereby
          incorporated herein by reference          Yes

10-D.     Agreement of Limited Partnership
          of Carlyle-XIV Associates, L.P.           Yes

10-E.     Second Amended and Restated Articles
          of Partnership of JMB/NYC Office
          Building Associates, L.P.                 Yes

10-F.     Documents relating to the sale by
          the Partnership of its interest
          in the Old Orchard Venture                Yes

10-G.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.)                           Yes

10-H.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIII
          Managers, Inc. (known as Carlyle
          Investors, Inc.)                          Yes




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                       EXHIBIT INDEX - CONTINUED


                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----
10-I.     $1,200,000 demand note between
          Carlyle-XIV Associates, L.P. and
          Carlyle Managers, Inc.                    Yes

10-J.     $1,200,000 demand note between
          Carlyle-XIV Associates, L.P. and
          Carlyle Investors, Inc.                   Yes

10-K.     Assumption Agreements dated October
          14, 1994 made by 237 Park Avenue
          Associates and by 1290 Associates in
          favor and for the benefit of O&Y
          Equity Company, L.P., O&Y NY Building
          Corp. and JMB/NYC Office Building
          Associates, L.P.                          Yes

10-L.     Assumption Agreements dated October 14,
          1994 made by O&Y Equity Company, L.P.,
          and by O&Y NY Building Corp. and by
          JMB/NYC Office Building Associates, L.P.
          in favor and for the benefit of 2 Broadway
          Associates and 2 Broadway Land Company.   Yes

10-M.     Lockbox and forbearance agreements
          related to the mortgage note secured
          by the Wells Fargo Building.              Yes

10-N.     Amendment No. 1 to the Agreement of
          Limited Partnership of Carlyle-XIV
          Associates, L.P. dated January 1, 1994
          by and between Carlyle Investors, Inc.,
          a Delaware corporation, as general partner,
          and Carlyle Real Estate Limited
          Partnership-XIV, an Illinois limited
          partnership, as limited partner.          Yes

10-O.     Amendment No. 1 to the Second Amended
          and Restated Articles of Partnership of
          JMB/NYC Office Building Associates, L.P.
          dated January 1, 1994; by and between
          Carlyle Managers, Inc., a Delaware
          corporation, as general partner, and
          Carlyle-XIII Associates, L.P., a Delaware
          limited partnership, Carlyle-XIV Associates,
          L.P., a Delaware limited partnership and
          Property Partners, L.P., a Delaware limited
          partnership, as the limited partners.     Yes

10-P.     Agreement of Sale between 2 Broadway
          Associates, L.P. and 2 Broadway
          Acquisition Corp. dated August 10, 1995.  Yes





             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                       EXHIBIT INDEX - CONTINUED


                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----

10-Q.     Agreement of Conversion of 1290
          Associates, L.L.C. dated October 10,
          1995                                      Yes

10-R.     Agreement of Conversion of 237 Park
          Avenue Associates into 237 Park
          Avenue Associates, L.L.C. dated
          October 10, 1995                          Yes

10-S.     Trustee's Deed of Sale dated
          March 27, 1996 relating to the
          conveyance of title and interest
          in Wilshire Bundy Plaza to
          Teachers Insurance and Annuity
          Association of America (Grantee)
          by Chicago Title Company
          (Trustee) for Carlyle Real Estate
          Limited Partnership - XIV (Trustor)       Yes

10-T.     Disclosure Statement for the
          Second Amended Joint Plan of
          Reorganization of 237 Park Avenue
          Associates, L.L.C. and 1290 Associates,
          L.L.C. dated August 9, 1996               Yes

10-U.     Purchase Agreement as amended including
          exhibits thereto, dated August 29,
          1996 between Mariners Pointe Associates,
          Ltd. and Mariners Pointe, L.L.C.           No

10-V.     Documents relating to the operating
          agreement of Maguire Thomas Partners-
          South Tower, L.L.C.

10-W.     Consent of Director of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.) dated October 31,
          1996                                       No

10-X.     Consent of Director of Carlyle-XIII,
          Managers, Inc. (known as Carlyle
          Investors, Inc.) dated October 31,
          1996                                       No

10-Y.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIV and Carlyle Managers,
          Inc. dated October 31, 1996                No





             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                       EXHIBIT INDEX - CONTINUED


                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----

10-Z.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIV and Carlyle
          Investors, Inc., dated
          October 31, 1996                           No

10-AA.    Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P. and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                           No

10-BB.*   Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996               No

10-CC.*   Amended and Restated Limited Partnership
          Agreement of 237/1290 Upper Tier
          Associates, L.P. dated as of
          October 10, 1996                           No

21.       List of Subsidiaries                       No

24.       Powers of Attorney                         No

27.       Financial Data Schedule                    No

--------------------
          * FILED ON PAPER IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THESE AGREEMENTS ARE BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.