Form 10-K405/A
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1997-04-08
CIK 737291

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                            FORM 10-K405\A

                            AMENDMENT NO. 1



           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
        (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following sections of its Report for December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                                PART IV
          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                        AND REPORTS ON FORM 8-K

                          Pages 69 through 74


                  EXHIBIT INDEX AND EXHIBITS THERETO


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV

                       BY:   JMB Realty Corporation
                             (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull
                             Senior Vice President






Dated:  April 8, 1997







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