Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1997-05-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997 Commission file number 0-15962




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .     14




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     17

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     18

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                         -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 17,927,099     18,069,904
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $23,483 and $22,675 at
    March 31, 1997 and December 31, 1996, respectively) . . . . . . .           136,520        162,300
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            25,860         25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           391,577        250,603
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        18,481,056     18,508,667
                                                                           ------------   ------------
Investment property held for sale or disposition. . . . . . . . . . .        33,750,209     33,602,388
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         6,308,836      6,279,874
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,163,118      1,158,543
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           469,667        453,494
                                                                           ------------   ------------
                                                                           $ 60,172,886     60,002,966
                                                                           ============   ============




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    341,025        251,510
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           595,383      1,018,641
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .         1,291,140      1,273,858
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           173,983        173,983
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           735,786        600,100
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           283,802        435,718
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,421,119      3,753,810
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            14,918         15,168
Investment in unconsolidated ventures, at equity. . . . . . . . . . .        22,194,771     21,687,689
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        49,204,286     48,359,317
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        74,835,094     73,815,984

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (15,379,026)   (15,345,058)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,316,336)    (1,316,336)
                                                                           ------------   ------------
                                                                            (16,694,362)   (16,660,394)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (305,538,654)  (304,723,432)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (44,176,028)   (44,176,028)
                                                                           ------------   ------------
                                                                              2,032,154      2,847,376
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (14,662,208)   (13,813,018)
                                                                           ------------   ------------
                                                                           $ 60,172,886     60,002,966
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,246,849      3,734,935
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      203,389        127,813
                                                                             -----------     ----------
                                                                               2,450,238      3,862,748
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    1,474,716      2,158,950
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           364,343
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      945,563      1,799,234
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .      144,248        207,079
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       51,576        159,806
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .      190,633        302,889
                                                                             -----------     ----------
                                                                               2,806,736      4,992,301
                                                                             -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . . . .     (356,498)    (1,129,553)

Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . .     (492,692)    (3,573,381)
                                                                             -----------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . . . .     (849,190)    (4,702,934)
                                                                             -----------     ----------
        Net earnings (loss) before
          extraordinary items and
          cumulative effect of
          accounting change . . . . . . . . . . . . . . . . . . . . . . . .        --        (4,702,934)





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                1997            1996
                                                                            ------------    -----------

Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . . . . . . . . . . . . . . .        --        23,622,011
Cumulative effect of an accounting change . . . . . . . . . . . . . . . . .        --       (16,000,000)
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $  (849,190)     2,919,077
                                                                             ===========     ==========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss) . . . . . . . . . . . . . . . . . .  $     (2.03)        (11.26)
          Extraordinary items . . . . . . . . . . . . . . . . . . . . . . .        --             58.33
          Cumulative effect of an
            accounting change . . . . . . . . . . . . . . . . . . . . . . .                      (38.31)
                                                                             -----------     ----------
            Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .  $     (2.03)          8.76
                                                                             ===========     ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --             --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (849,190)     2,919,077
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           364,343
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       51,576        159,806
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .      934,483          --
    Partnership's share of operations of unconsolidated ventures. . . . . .      492,692      3,573,381
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .        --       (23,622,011)
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .        --        16,000,000
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (861,169)
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       25,780         12,158
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            73,681
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (140,974)      (170,973)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      (16,173)       289,828
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (423,258)      (472,244)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,282        178,887
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (151,916)       (43,862)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         1,538,620
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      135,686        311,360
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         (250)        (8,627)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .       75,738        242,255
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (160,698)       (42,544)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .        --         1,233,334
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .       (1,695)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (56,150)       (53,708)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (218,543)     1,137,082
                                                                            ------------    -----------
Cash flows from financing activities. . . . . . . . . . . . . . . . . . . .        --             --
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .        --             --
                                                                            ------------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     (142,805)     1,379,337
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   18,069,904     16,210,170
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 17,927,099     17,589,507
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    540,233        620,330
                                                                            ============    ===========
  Extraordinary item due to forgiveness of indebtedness
   secured by Wilshire Bundy Plaza. . . . . . . . . . . . . . . . . . . . . $      --        23,622,011
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-15962) dated on March 21, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1996 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

     As of December 31, 1996, the Partnership has committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the three months ended March 31, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were income (losses) of $712,697 and $(561,989), respectively. In addition, the accompanying consolidated financial statements include income (losses) of $(18,001) and $7,609, respectively, of the Partnership's share of total property operations of $(36,001) and $15,218 for unconsolidated properties for the three months ended March 31, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                            Unpaid at
                                                            March 31,
                                   1997       1996            1997
                                 --------    -------        ---------
Property management
 and leasing fees . . . . . .    $ 74,225     69,503           --
Insurance commissions . . . .        --         --             --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      29,993        982          28,841
                                 --------    -------          ------
                                 $127,110     70,485          28,841
                                 ========    =======          ======

     The Partnership was obligated to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of March 31, 1997, these obligations bore interest at 5.75% per annum and interest accrued on these obligations was $492,140.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees. Such fees deferred by the affiliate were approximately $1,839,000 at December 31, 1996.


JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). The new ownership structure gives control of the Properties to a newly-organized real estate investment trust ("REIT"). JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The provisions of the indemnification agreement generally prohibit the affiliated partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned at the termination of the indemnification agreement including interest earned on the government obligations.

     The Partnership's share of income from JMB/NYC for the period ending March 31, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase note due to the non-recourse nature of the note and that repayment of the outstanding balance of the note (including accrued interest) is dependent on cash flow from the Properties.

JMB/PIPER

     The property is subject to a mortgage loan in the principal amount of $100,000,000, of which approximately $96,868,300 is outstanding as of March 31, 1997. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1996 of $741,627 was remitted to the lender in April 1997 from cash held by the venture.

     In addition, upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. JMB/Piper anticipates exploring refinancing alternatives during 1997. Such refinancing would only be possible if the underlying lender would accept a discounted payoff and would also likely require additional capital contributions from the Partnership and its affiliated partner. There are no assurances that a refinancing can be achieved. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     On a monthly basis, JMB/Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At March 31, 1997, the balance of such escrow account totalled approximately $4,104,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of March 31, 1997, the manager has deferred approximately $3,351,375 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     Piper Jaffray Inc. ("Piper Jaffray") occupying 310,111 square feet or approximately 43% of the building's rentable square feet, has leased an additional 22,712 square feet of space currently under lease to another tenant with a lease expiration date of December 31, 1997. Piper Jaffray's lease start date will be January 1, 1998 with a lease expiration date coterminous with the remainder of its space on March 31, 2000. Subsequent to the end of the quarter, Piper Jaffay requested that JMB/Piper re-submit a proposal for early renewal of its entire lease (including expansion space discussed above). JMB/Piper had previously submitted a proposal in 1996 which the tenant has deemed unacceptable. Piper Jaffray has requested that the revised proposal include a significant cash allowance for rehabilitation of its space. JMB/Piper is currently analyzing Piper Jaffray's request and has not formally responded. There are no assurances that JMB/Piper will be successful in renewing this tenant. In addition, any modification or renewal of this lease would require the approval of the lender.

JMB/900

     Occupancy of this building at the end of the quarter remained at 98%. The midtown Manhattan market remains competitive.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) after debt service, capital improvements, and repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the Progress Partners in connection with the loan extension are paid into an escrow account controlled by the lender. During 1996, all of the amounts advanced in connection with the loan extension have been repaid to the Progress Partners (of which the Partnership's share was approximately $1,000,000). The escrow account, including interest earned thereon, will be used by Progress Partners for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1997, approximately $2,495,000 has been deposited into escrow from net cash flow from property operations.

     JMB/900 is currently involved in litigation. Current discussions involve a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in the property. There are no assurances that a settlement will be finalized on this or any terms. The Partnership will not commit additional capital to the purchase of the unaffiliated venture partner interests unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

LOUIS JOLIET MALL

     Occupancy at this mall remained at 82% at the end of the first quarter of 1997. The Partnership will not commit additional capital to this property for build out of other leasing costs purpose unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     During 1997, the Partnership agreed to dismiss the litigation regarding the lease expiration date for a former tenant, Al Baskin Co., with the resolution as to the amount of the Partnership's claim against the former tenant, and the acceptance of such claim by the bankruptcy estate. The Partnership agreed to dismiss the litigation and to a reduction in its claim, along with certain other unsecured creditors, in order to minimize the expense related to continued litigation and to expedite the resolution of this matter. The Partnership's claim in the amount of $315,000 (reduced from a maximum amount of approximately $415,000) has been accepted as an unsecured claim by the bankruptcy estate. In May 1997, the Partnership upon disposition of the claims received approximately $108,000 representing its share of available proceeds by the bankruptcy estate.

WELLS FARGO CENTER (SOUTH TOWER)

     The mortgage note secured by the property (with a balance of approximately $186,550,000 and accrued interest of approximately $1,562,000 as of March 31, 1997), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $1,557,000 at March 31, 1997 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

     Due to the significant level of indebtedness, it is unlikely that the Partnership will receive any significant future proceeds from operations, sale or refinancing. The disposition of the ownership interest in the property, would likely result in a gain for Federal income tax purposes with no corresponding distributable proceeds. The Partnership has decided not to commit any significant additional amounts to the property.


1090 VERMONT

     Occupancy at this office building remained at 84%. Subsequent to the end of the quarter, the manager, on behalf of the joint venture, finalized a lease with the National Institute of Building Services Corporation ("NIBS") for 12,392 square feet of approximately 8% of the building's leasable area. NIBS is expected to move-in during the third quarter of 1997. Leasing costs associated with this lease will be funded from the joint venture's working capital funds.


YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture has a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The joint venture learned that the lender has sold the property during 1996 without having given the joint venture its right of first opportunity to purchase it. The joint venture has filed a suit against the lender for breach of its obligations. There are no assurances that the joint venture will recover any amounts as a result of this action.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II, for the three months ended March 31, 1997 and 1996 are as follows:

                                                 1997         1996
                                              ----------    ---------
  Total income from properties
    (unconsolidated). . . . . . . . . . . . . $4,047,879    3,894,917
                                              ==========    =========
  Operating loss of ventures. . . . . . . . . $4,466,138    4,152,688
                                              ==========    =========
  Partnership's share of
    operating loss. . . . . . . . . . . . . . $  627,719      575,098
                                              ==========    =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     In March 1997 some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 18,000 Interests at $10 per Interest. Such offer expired on April 10, 1997. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. With respect to the offer for Interests at $10 per Interest, the Special Committee, on behalf of the Partnership, recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1997, the Partnership had cash and cash equivalents of approximately $17,928,000. Such funds are available for working capital requirements. The Partnership has currently budgeted in 1997 approximately $750,000 for tenant improvements and other capital expenditures. The decrease in tenant improvements budgeted for 1997 as previously reported, is due to the deferral of certain tenant improvements at the Louis Joliet Mall until 1998. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures (other than JMB/NYC and Wells Fargo) in 1997 is currently budgeted to be approximately $2,085,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. However, due to the property specific concerns previously disclosed, the Partnership currently considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be potential significant sources of future cash generated from operations, sales or refinancings. Accordingly, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     The Partnership is maintaining funds for working capital purposes.
The Partnership may decide to commit a portion of these funds for various purposes (discussed in the notes to accompanying consolidated financial statements) at its 900 Third Avenue and Louis Joliet Mall investment properties beyond the amounts budgeted above. The Partnership may also use a portion of these funds to aid in refinancing at a discount the loan secured by the Piper Jaffray Tower. The Partnership will not commit additional working capital funds for these purposes unless, among other things, the Partnership believes that upon sale of the particular property, the Partnership will receive a return of the incremental funds and a reasonable rate of return thereon.

     While loan and joint venture modifications have been obtained which enable the Partnership to retain ownership interests in the 237 Park Avenue, 1290 Avenue of the Americas and Wells Fargo (South Tower) investment properties, it is unlikely that the Partnership will receive significant proceeds from any source (other than return of amounts contributed and currently held in escrow) for these properties. However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Holders of Interests. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. In such regard, certain of the properties have been classified by the Partnership or its ventures as held for sale or disposition, and therefore, will no longer be subjected to continued depreciation. The Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas properties, no later than the end of 1999 barring unforeseen economic developments. Although the Partnership currently expects to distribute sale proceeds from the disposition of the 900 Third Avenue, 1090 Vermont Avenue Building and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The increase in long-term debt, less current portion at March 31, 1997 as compared to December 31, 1996 is primarily due to interest accruing on the promissory note secured by the Partnership's interest in Wells Fargo. The note accrues interest at 17% per annum and is payable from cash distributions received from Wells Fargo. No such distributions have been received during 1997.

     The decrease in accounts payable at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments related to gift certificates at Louis Joliet Mall and an accrual for recurring professional fees that was paid by the Partnership during 1997.

     The decrease in unearned rents at March 31, 1997 as compared to December 31, 1996 is due to the timing of the collection of rental income and other amounts charged to tenants at Louis Joliet Mall.

     The decrease in rental income, mortgage and other interest expense, property operating expenses and amortization of deferred expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due primarily to the disposition of Wilshire Bundy Plaza and the sale of Mariners Pointe Apartments during 1996. The decrease in mortgage and other interest expense was partially offset by the terms of the restructuring of the promissory note secured by the Partnership's interest in Wells Fargo. Subsequent to such restructuring, such note accrues interest at 17% per annum.

     Interest income increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to higher average investments in 1997.

     The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the classification of Louis Joliet Mall as held for sale or disposition as of December 31, 1996, and therefore, the property is no longer subject to continuing depreciation.

     The decrease in general and administrative expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to a reduction in investment properties either due to disposition or sales during 1996.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the restructurings of the Partnership's interests in JMB/NYC and Wells Fargo during 1996. JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. The conversion of the Partnership's interest in Wells Fargo to an interest in a limited liability company eliminates any potential additional obligations in the future to provide additional funds under its previous joint venture agreement. Accordingly, the Partnership and JMB/NYC have suspended loss recognition relative to these real estate investments and have reversed those previously recognized losses that they are no longer potentially obligated to fund.

     The extraordinary gain on forgiveness of indebtedness for the three months ended March 31, 1996 is due to the disposition of the Wilshire Bundy Plaza in March 1996 as discussed above.

     The cumulative effect of an accounting change in the amount of $16,000,000 for the three months ended March 31, 1996 was recorded January 1, 1996 related to the Wilshire Bundy investment property due to the requirements of SFAS 121.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .   98%        98%       98%        *        *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .   78%        71%       81%        *        *
 3. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .   91%        88%       88%       84%      84%
 4. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   98%        98%       98%       98%      98%
 5. 900 Third Avenue Building
     New York, New York . . . . .   97%        98%       98%       98%      98%
 6. Wells Fargo Center
     South Tower
     Los Angeles, California. . .   95%        97%       92%       92%      93%
 7. Louis Joliet Mall
     Joliet, Illinois . . . . . .   77%        80%       79%       82%      82%

----------------

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


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            3-A.*   Amended and Restated Agreement of Limited
Partnership.

            3-B.*   Assignment Agreement by and among the Partnership,
the General Partners and the Initial Limited Partner.

            3-C.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995.

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

            4-C.    Documents relating to the modification and extension
of the mortgage loan secured by Wells Fargo-South Tower is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            4-D.    Amended and restated promissory note between Wells
Fargo Bank and the Partnership is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            4-E.    Loan modification agreement of Wells Fargo Bank is
hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            10-A.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Wells Fargo Center -IBM Tower in Los Angeles, California are hereby incorporated by reference to the Partnership's Post-Effective Amendment #5 to the Partnership's Registration Statement on Form S-11 (File No. 0-15962) dated June 4, 1984.

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

            10-E.   Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

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

            10-I.   Amendment No. 1 to the Agreement of Limited
Partnership of Carlyle-XIV Associates, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation, as general partner, and Carlyle Real Estate Limited Partnership-XIV, an Illinois limited partnership, as limited partner, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

            10-J.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

            10-K.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

            10-L.   Agreement of Conversion of 237 Park Avenue Associates
into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

            10-M.   Disclosure Statement for the Second Amended Joint
Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996, is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

            10-N.   Documents relating to the operating agreement of
Maguire Thomas Partners-South Tower, L.L.C.

            10-O.   Consent of Director of Carlyle-XIV Managers, Inc.
(known as Carlyle Managers, Inc.) dated October 31, 1996, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            10-P.   Consent of Director of Carlyle-XIII, Managers, Inc.
(known as Carlyle Investors, Inc.) dated October 31, 1996, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            10-Q.   Allonge to demand note between Carlyle Real Estate
Limited Partnership-XIV and Carlyle Managers, Inc. dated October 31, 1996, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            10-R.   Allonge to demand note between Carlyle Real Estate
Limited Partnership-XIV and Carlyle Investors, Inc., dated October 31, 1996, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            10-S.   Indemnification agreement between Property Partners,
L.P., Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. dated as of October 10, 1996, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            10-T.   Agreement of Limited Partnership of 237/1290 Lower
Tier Associates, L.P. dated as of October 10, 1996, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            10-U.   Amended and Restated Limited Partnership Agreement of
237/1290 Upper Tier Associates, L.P. dated as of October 10, 1996, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

            27.     Financial Data Schedule.

--------------

            * Previously filed as Exhibits 3-B, 3-C and 10-H to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act (File No. 0-15962) filed on March 30, 1993 and hereby incorporated herein by reference.

        (b) No reports on Form 8-K have been filed during the quarter covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997