Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1997-08-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997  Commission file number 0-15962




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .     15




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     19

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            JUNE 30,       DECEMBER 31,
                                                                              1997            1996
                                                                         -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 18,581,157     18,069,904
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $25,047 and $22,675 at
    June 30, 1997 and December 31, 1996, respectively). . . . . . . .           116,117        162,300
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --            25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           257,969        250,603
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        18,955,243     18,508,667
                                                                           ------------   ------------
Investment property held for sale or disposition. . . . . . . . . . .        33,835,009     33,602,388
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         6,355,805      6,279,874
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,162,761      1,158,543
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           500,932        453,494
                                                                           ------------   ------------
                                                                           $ 60,809,750     60,002,966
                                                                           ============   ============




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    373,175        251,510
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           562,140      1,018,641
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .         1,309,632      1,273,858
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           173,618        173,983
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           605,492        600,100
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           368,064        435,718
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,392,121      3,753,810
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            15,419         15,168
Investment in unconsolidated ventures, at equity. . . . . . . . . . .        22,071,017     21,687,689
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        50,052,024     48,359,317
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        75,530,581     73,815,984

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (15,381,371)   (15,345,058)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,316,336)    (1,316,336)
                                                                           ------------   ------------
                                                                            (16,696,707)   (16,660,394)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (305,594,932)  (304,723,432)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (44,176,028)   (44,176,028)
                                                                           ------------   ------------
                                                                              1,975,876      2,847,376
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (14,720,831)   (13,813,018)
                                                                           ------------   ------------
                                                                           $ 60,809,750     60,002,966
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,064,511     2,349,043     4,311,360     6,083,978
  Interest income . . . . . . . . . . . . . . .       262,921       256,586       466,310       384,399
  Other income. . . . . . . . . . . . . . . . .       377,802       400,382       377,802       400,382
                                                  -----------    ----------    ----------   -----------
                                                    2,705,234     3,006,011     5,155,472     6,868,759
                                                  -----------    ----------    ----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .     1,474,377       983,764     2,949,093     3,142,714
  Depreciation. . . . . . . . . . . . . . . . .         --          364,716         --          729,059
  Property operating expenses . . . . . . . . .       946,638     1,373,142     1,892,201     3,172,376
  Professional services . . . . . . . . . . . .       184,550       104,027       328,798       311,106
  Amortization of deferred expenses . . . . . .        52,899        98,515       104,475       258,321
  General and administrative. . . . . . . . . .       276,116       179,881       466,749       482,770
                                                  -----------    ----------    ----------   -----------
                                                    2,934,580     3,104,045     5,741,316     8,096,346
                                                  -----------    ----------    ----------   -----------
        Operating earnings (loss) . . . . . . .      (229,346)      (98,034)     (585,844)   (1,227,587)

Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . .       170,723    (3,300,321)     (321,969)   (6,873,702)
                                                  -----------    ----------    ----------   -----------
        Net operating earnings (loss) . . . . .       (58,623)   (3,398,355)     (907,813)   (8,101,289)
                                                  -----------    ----------    ----------   -----------
        Net earnings (loss) before
          extraordinary items and
          cumulative effect of
          accounting change . . . . . . . . . .         --            --            --       (8,101,289)





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------   -----------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . .         --            --            --       23,622,011
Cumulative effect of an accounting change . . .         --            --            --      (16,000,000)
                                                  -----------    ----------    ----------   -----------
        Net earnings (loss) . . . . . . . . . .   $   (58,623)   (3,398,355)     (907,813)     (479,278)
                                                  ===========    ==========    ==========   ===========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss) . . . .   $      (.14)        (8.13)        (2.17)       (19.39)
          Extraordinary items . . . . . . . . .         --            --            --            58.33
          Cumulative effect of an
            accounting change . . . . . . . . .         --            --            --           (38.31)
                                                  -----------    ----------    ----------   -----------
            Net earnings (loss) . . . . . . . .   $      (.14)        (8.13)        (2.17)         (.63)
                                                  ===========    ==========    ==========   ===========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========   ===========















                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (907,813)      (479,278)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           729,059
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      104,475        258,321
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    1,868,966          --
    Partnership's share of operations of unconsolidated ventures. . . . . .      321,969      6,873,702
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .        --       (23,622,011)
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .        --        16,000,000
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (861,169)
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       46,183         39,069
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,860         81,602
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,366)       (80,820)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      (47,438)       171,054
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (456,501)      (177,281)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,774        156,224
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (67,654)       (68,186)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (365)     1,907,540
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        5,392        158,415
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          251        (10,103)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      921,733      1,076,138
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (245,498)      (176,516)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .        --         1,233,034
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .       (1,695)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .     (108,693)      (139,981)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (355,886)       916,537
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (54,594)         --
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (54,594)         --
                                                                            ------------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      511,253      1,992,675
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   18,069,904     16,210,170
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 18,581,157     18,202,845
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  1,080,492      1,235,174
                                                                            ============    ===========
  Extraordinary item due to forgiveness of indebtedness
   secured by Wilshire Bundy Plaza. . . . . . . . . . . . . . . . . . . . . $      --        23,622,011
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

                        JUNE 30, 1997 AND 1996

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

     As of December 31, 1996, the Partnership has committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the six months ended June 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were income (losses) of $1,271,579 and $(721,735), respectively. In addition, the accompanying consolidated financial statements include losses of $(56,095) and $(7,304), respectively, of the Partnership's share of total property operations of $(112,190) and $(14,608) for unconsolidated properties for the six months ended June 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                            Unpaid at
                                                            June 30,
                                   1997       1996            1997
                                 --------    -------        ---------
Property management
 and leasing fees . . . . . .    $143,951    132,606           --
Insurance commissions . . . .      34,107     21,612           --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      65,340     91,956          57,682
                                 --------    -------          ------
                                 $243,398    246,174          57,682
                                 ========    =======          ======

     The Partnership is obligated to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of June 30, 1997, these obligations bore interest at 5.75% per annum and interest accrued on these obligations was $510,632.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at June 30, 1997.


JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). The new ownership structure gives control of the Properties to a real estate investment trust ("REIT"). JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

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

     The Partnership's share of income from JMB/NYC for the period ending June 30, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase note due to the non-recourse nature of the note and that repayment of the outstanding balance of the note (including accrued interest) is dependent on cash flow from the Properties.

JMB/PIPER

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $96,126,673 is outstanding as of June 30, 1997. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1996 of $741,627 was remitted to the lender in April 1997 from cash held by the venture.

     In addition, upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. JMB/Piper anticipates exploring refinancing alternatives during the remainder of 1997. Such refinancing would only be possible if the underlying lender would accept a discounted payoff and would also likely require additional capital contributions from the Partnership and its affiliated partner. There are no assurances that a refinancing can be achieved. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     On a monthly basis, JMB/Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At June 30, 1997, the balance of such escrow account totaled approximately $4,332,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of June 30, 1997, the manager has deferred approximately $3,553,381 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     During the second quarter, JMB/Piper executed an amendment to the existing lease agreement with Popham Haik ("Popham"). Under the terms of the agreement, Popham immediately surrendered approximately 57,000 square feet of leased space leaving approximately 47,000 square feet occupied. Popham continued to pay rent and all charges in accordance with its original lease on the remaining and give-back space through July 31, 1997. Popham's rent on the remaining square footage increased to a market rate effective on August 1, 1997. There will be no adjustment to the lease expiration date on the remaining space. The underlying lender has approved the terms of this agreement. Concurrently with the execution of the agreement with Popham, JMB/Piper finalized a lease with a law firm to occupy 12,691 square feet of the Popham give-back space during the third quarter of 1997.

     Piper Jaffray Inc. ("Piper Jaffray") occupying 310,111 square feet or approximately 43% of the building's rentable square feet, has leased an additional 22,712 square feet of space currently under lease to another tenant with a lease expiration date of December 31, 1997. Piper Jaffray's lease start date will be January 1, 1998 with a lease expiration date coterminous with the remainder of its space on March 31, 2000. JMB/Piper continues to work on an early renewal of Piper Jaffray's lease. Such renewal, if it occurs, will likely require JMB/Piper to commit a substantial amount of funds in order to rehabilitate Piper Jaffray's space or otherwise to provide incentive for Piper Jaffray to remain in the building in lieu of moving to one of several proposed new office building developments in Minneapolis. Any modification or renewal of this lease would require the approval of the lender. There are no assurances that an early renewal of the Piper Jaffray lease will be achieved.

JMB/900

     Occupancy of this building at the end of the quarter remained at 98%.

     The building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), has requested, and JMB/900 has submitted, a proposal for early renewal. As of the date of this report, no formal response to JMB/900's proposal has been received from the tenant. There are no assurances that an early renewal of this tenant will be achieved.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1997, approximately $4,703,000 has been deposited into escrow from net cash flow from property operations.

     JMB/900 is currently involved in litigation. Current discussions involve a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in the property. There are no assurances that a settlement will be finalized on this or any other terms. The Partnership will not commit additional capital to the purchase of the unaffiliated venture partner interests unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

LOUIS JOLIET MALL

     Occupancy at this mall decreased to 80% (excluding the effect of the move-out of General Cinema, Inc. in 1994) from 82% at the end of the first quarter of 1997. The Partnership will not commit additional capital to this property for build out or other leasing costs unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     During 1997, the Partnership agreed to dismiss the litigation regarding the lease expiration date for a former tenant, Al Baskin Co., with the resolution as to the amount of the Partnership's claim against the former tenant, and the acceptance of such claim by the bankruptcy estate. The Partnership agreed to dismiss the litigation and to a reduction in its claim, along with certain other unsecured creditors, in order to minimize the expense related to continued litigation and to expedite the resolution of this matter. The Partnership's claim in the amount of $315,000 (reduced from a maximum amount of approximately $415,000) has been accepted as an unsecured claim by the bankruptcy estate. In May 1997, the Partnership, upon disposition of the claims, received approximately $108,000 representing its share of available proceeds from the bankruptcy estate.

WELLS FARGO CENTER (SOUTH TOWER)

     The mortgage note secured by the property (with a balance of approximately $183,066,000 as of June 30, 1997), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $2,492,000 at June 30, 1997 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

     Due to the significant level of indebtedness, it is unlikely that the Partnership will receive any significant future proceeds from operations, sale or refinancing. The disposition of the ownership interest in the property would likely result in a gain for Federal income tax purposes with no corresponding distributable proceeds. The Partnership has decided not to commit any significant additional amounts to the property.


1090 VERMONT

     Occupancy at this office building remained at 84%. The manager, on behalf of the joint venture, finalized leases with the National Institute of Building Services Corporation (12,392 square feet) and Steelcase, Inc. (5,176 square feet). These tenants are expected to move-in during the third quarter of 1997, which will bring occupancy in the building to approximately 96%. Leasing costs associated with these leases will be funded from the joint venture's working capital funds.


YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture has a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The joint venture learned that the lender sold the property during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for. The joint venture has filed a suit against the lender for breach of its obligation. There are no assurances that the joint venture will recover any amounts as a result of this action.

TURTLE CREEK

     In March 1989, the lender on the Turtle Creek Centre in Dallas, Texas realized upon its security by taking title to the property because the Partnership's venture partner defaulted upon its obligation to make the required debt service payments. In April 1992, the Partnership signed a settlement agreement with the venture partner and its principals. Under the terms of the settlement, the Partnership was to receive total principal payments of $4,075,000 over a six year period ending April 1998. The Partnership has received $2,650,000 of this amount as of the date of this report. The final payment of $1,425,000 is due in April 1998. The venture partner recently contacted the Partnership to discuss payment of this amount at the end of 1997 with a 5% discount on the total amount due. The Partnership has responded with a counter proposal for early payment. There are no assurances that an early or scheduled final payment will be made.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II, for the six months ended June 30, 1997 and 1996 are as follows:

                                                  1997          1996
                                                --------      -------
  Total income from properties
    (unconsolidated). . . . . . . . . . . . .   $813,443      752,807
                                                ========      =======
  Operating loss of ventures. . . . . . . . .   $821,835      761,662
                                                ========      =======
  Partnership's share of
    operating loss. . . . . . . . . . . . . .   $410,917      380,831
                                                ========      =======

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     In March 1997 some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 18,000 Interests at $10 per Interest. Such offer expired on April 10, 1997. In addition, in July 1997 some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 4.5% of the Interests at $20 per Interest. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. With respect to these offers for Interests at $10 and $20 per Interest, respectively, the Special Committee, on behalf of the Partnership, recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. As of the date of this report, the Partnership believes that approximately .52% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     At June 30, 1997, the Partnership had cash and cash equivalents of approximately $18,581,000. Such funds are available for working capital requirements. The Partnership has currently budgeted in 1997 approximately $1,021,000 for tenant improvements and other capital expenditures. The decrease in tenant improvements budgeted for 1997 is due to the deferral of certain tenant improvements at the Louis Joliet Mall until 1998. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures (other than JMB/NYC and Wells Fargo) in 1997 is currently budgeted to be approximately $2,075,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. However, due to property specific concerns discussed in the notes to the consolidated financial statements, the Partnership currently considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue and possibly the final Turtle Creek Centre settlement payment to be potential significant sources of future cash generated from operations, sales or refinancings. Accordingly, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

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

     While loan and joint venture modifications have been obtained which enable the Partnership to retain ownership interests in the 237 Park Avenue, 1290 Avenue of the Americas and Wells Fargo (South Tower) investment properties, it is unlikely that the Partnership will receive significant proceeds from any source (other than return of certain amounts contributed and currently held in escrow) for these properties.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Holders of Interests. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. In such regard, certain of the properties have been classified by the Partnership or its ventures as held for sale or disposition, and therefore, are no longer subject to continued depreciation. The Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas properties, no later than the end of 1999 barring unforeseen economic developments. Although the Partnership currently expects to distribute sale proceeds from the disposition of the 900 Third Avenue, 1090 Vermont Avenue Building and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The increase in long-term debt, less current portion at June 30, 1997 as compared to December 31, 1996 is primarily due to interest accruing on the promissory note secured by the Partnership's interest in Wells Fargo. The note accrues interest at 17% per annum and is payable from cash distributions received from Wells Fargo. No such distributions have been received during 1997.

     The decrease in accounts payable at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments related to gift certificates at Louis Joliet Mall and an accrual for recurring professional fees that was paid by the Partnership during 1997.

     The decrease in unearned rents at June 30, 1997 as compared to December 31, 1996 is due to the timing of the collection of rental income and other amounts charged to tenants at Louis Joliet Mall.

     The decrease in rental income, property operating expenses and amortization of deferred expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due primarily to the disposition of Wilshire Bundy Plaza and the sale of Mariners Pointe Apartments during 1996. The decrease in mortgage and other interest expense for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 was also due to the Wilshire Bundy and Mariners Pointe sale and disposition, partially offset by interest accrued on the restructured promissory note secured by the Partnership's interest in Wells Fargo. Subsequent to such restructuring, such note accrues interest at 17% per annum.

     The increase in mortgage and other interest expense for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is primarily due to interest accrued on the restructured promissory note secured by the Partnership's interest in Wells Fargo.

     Interest income increased for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily due to higher average investments in 1997.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the classification of Louis Joliet Mall as held for sale or disposition as of December 31, 1996, and therefore, the property is no longer subject to continuing depreciation.

     The increase in general and administrative expenses for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is primarily due to the timing of recognition of certain administrative costs.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the restructurings of the Partnership's interests in JMB/NYC and Wells Fargo during 1996. JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. The conversion of the Partnership's interest in Wells Fargo to an interest in a limited liability company eliminates any potential additional obligations in the future to provide additional funds under its previous joint venture agreement. Accordingly, the Partnership and JMB/NYC have suspended loss recognition relative to these real estate investments and have reversed those previously recognized losses that they are no longer potentially obligated to fund.

     The extraordinary gain on forgiveness of indebtedness for the six months ended June 30, 1996 is due to the disposition of the Wilshire Bundy Plaza in March 1996 as discussed above.

     The cumulative effect of an accounting change in the amount of $16,000,000 for the six months ended June 30, 1996 was recorded January 1, 1996 related to the Wilshire Bundy investment property due to the requirements of SFAS 121.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .   98%        98%       98%        *        *       *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .   78%        71%       81%        *        *       *
 3. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .   91%        88%       88%       84%      84%     84%
 4. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   98%        98%       98%       98%      98%     98%
 5. 900 Third Avenue Building
     New York, New York . . . . .   97%        98%       98%       98%      98%     98%
 6. Wells Fargo Center
     South Tower
     Los Angeles, California. . .   95%        97%       92%       92%      93%     90%
 7. Louis Joliet Mall
     Joliet, Illinois . . . . . .   77%        80%       79%       82%      82%     80%

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


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            3-A.*   Amended and Restated Agreement of Limited
Partnership.

            3-B.*   Assignment Agreement by and among the Partnership,
the General Partners and the Initial Limited Partner.

            3-C.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

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

            10-N.   Documents relating to the operating agreement of
Maguire Thomas Partners-South Tower, L.L.C. are incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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

            10-S.   Indemnification agreement between Property Partners,
L.P., Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. to Metropolis Realty Trust, Inc. dated as of October 10, 1996, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997