Form 10-Q
period 1997-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1997-11-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                   Commission file number 0-15962




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

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

                                        CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                         -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 18,728,681     18,069,904
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $68,830 and $22,675 at
    September 30, 1997 and December 31, 1996, respectively) . . . . .            66,871        162,300
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            46,858         25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           398,942        250,603
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        19,241,352     18,508,667
                                                                           ------------   ------------
Investment property held for sale or disposition. . . . . . . . . . .        33,910,537     33,602,388
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         6,435,420      6,279,874
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,141,504      1,158,543
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           525,477        453,494
                                                                           ------------   ------------
                                                                           $ 61,254,290     60,002,966
                                                                           ============   ============




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    380,717        251,510
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           315,317      1,018,641
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .         1,368,658      1,273,858
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           171,950        173,983
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           745,528        600,100
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           141,713        435,718
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,123,883      3,753,810
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            15,669         15,168
Investment in unconsolidated ventures, at equity. . . . . . . . . . .        22,704,245     21,687,689
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        50,895,698     48,359,317
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        76,739,495     73,815,984

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (15,399,785)   (15,345,058)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,316,336)    (1,316,336)
                                                                           ------------   ------------
                                                                            (16,715,121)   (16,660,394)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (306,340,892)  (304,723,432)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (44,176,028)   (44,176,028)
                                                                           ------------   ------------
                                                                              1,229,916      2,847,376
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (15,485,205)   (13,813,018)
                                                                           ------------   ------------
                                                                           $ 61,254,290     60,002,966
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,076,372     2,595,212     6,387,732     8,489,190
  Interest income . . . . . . . . . . . . . . .       311,538       295,592       777,848       679,991
  Other income. . . . . . . . . . . . . . . . .         --           31,356       377,802       431,738
                                                  -----------    ----------    ----------   -----------
                                                    2,387,910     2,922,160     7,543,382     9,600,919
                                                  -----------    ----------    ----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .     1,471,837     1,022,268     4,420,930     4,164,982
  Depreciation. . . . . . . . . . . . . . . . .         --          366,571         --        1,095,630
  Property operating expenses . . . . . . . . .       983,405     1,471,741     2,875,606     4,644,117
  Professional services . . . . . . . . . . . .           313       137,151       329,111       448,257
  Amortization of deferred expenses . . . . . .        56,227        56,086       160,702       314,407
  General and administrative. . . . . . . . . .        88,584       180,133       568,210       662,903
                                                  -----------    ----------    ----------   -----------
                                                    2,600,366     3,233,950     8,354,559    11,330,296
                                                  -----------    ----------    ----------   -----------
        Operating earnings (loss) . . . . . . .      (212,456)     (311,790)     (811,177)   (1,729,377)
Partnership's share of the reduction
  of the maximum unfunded obligation. . . . . .        67,126         --          201,378         --
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . .      (619,044)    1,297,531    (1,062,388)   (5,576,171)
                                                  -----------    ----------    ----------   -----------
        Net operating earnings (loss) . . . . .      (764,374)      985,741    (1,672,187)   (7,305,548)
                                                  -----------    ----------    ----------   -----------
        Net earnings (loss) before
          extraordinary items and
          cumulative effect of
          accounting change . . . . . . . . . .         --            --            --       (7,305,548)





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------   -----------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . .         --            --            --       23,622,011
Cumulative effect of an accounting change . . .         --            --            --      (16,000,000)
                                                  -----------    ----------    ----------   -----------
        Net earnings (loss) . . . . . . . . . .   $  (764,374)      985,741    (1,672,187)      316,463
                                                  ===========    ==========    ==========   ===========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss) . . . .   $     (1.83)         2.36         (4.00)       (17.49)
          Extraordinary items . . . . . . . . .         --            --            --            58.31
          Cumulative effect of an
            accounting change . . . . . . . . .         --            --            --           (38.30)
                                                  -----------    ----------    ----------   -----------
            Net earnings (loss) . . . . . . . .   $     (1.83)         2.36         (4.00)         2.52
                                                  ===========    ==========    ==========   ===========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . .   $     --            --            --            --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $ (1,672,187)       316,463
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         1,095,630
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      160,702        314,407
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    2,803,450          --
    Partnership's share of the reduction of the
      maximum unfunded obligation . . . . . . . . . . . . . . . . . . . . .     (201,378)         --
    Partnership's share of operations of unconsolidated ventures. . . . . .    1,062,388      5,576,171
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .        --       (23,622,011)
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .        --        16,000,000
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (861,169)
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       95,429        (99,401)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,998)         9,252
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (148,339)      (198,267)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      (71,983)        50,373
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (703,324)      (165,255)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       94,800        236,005
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (294,005)       138,659
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,033)     2,276,408
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      145,428        183,197
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          501         (8,401)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,248,451      1,242,061
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (308,149)      (461,152)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .        --         2,363,589
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .     (143,663)      (161,406)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (451,812)     1,741,031
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (137,862)         --
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .     (137,862)         --
                                                                            ------------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      658,777      2,983,092
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   18,069,904     16,210,170
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 18,728,681     19,193,262
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  1,619,513      1,888,574
                                                                            ============    ===========
  Extraordinary item due to forgiveness of indebtedness
   secured by Wilshire Bundy Plaza. . . . . . . . . . . . . . . . . . . . . $      --        23,622,011
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report on Form 10-K as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1996 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the nine months ended September 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were income (losses) of $1,806,772 and ($632,469), respectively. In addition, as of September 30, 1997, the Partnership has or had previously committed to a plan to sell the Piper Jaffray Tower and the 1090 Vermont investment properties. Accordingly, these properties have been classified as held for sale or disposition. The accompanying consolidated financial statements include losses of ($1,213,575) and ($796,691), of the Partnership's share of total property operations of ($2,427,149) and ($1,593,383) for unconsolidated properties for the nine months ended September 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                         Unpaid at
                                                        September 30,
                                   1997       1996         1997
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $211,623    196,733         --
Insurance commissions . . . .      33,076     31,518         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      86,672     69,490       41,193
                                 --------    -------       ------
                                 $331,371    297,741       41,193
                                 ========    =======       ======

     The Partnership is obligated to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of September 30, 1997, these obligations bore interest at 5.75% per annum and interest accrued on these obligations was $526,658 after the Partnership made payments of $2,695 in 1997.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at September 30, 1997.


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

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned at the termination of the indemnification agreement including interest earned on the government obligations. However, it is unlikely that any significant distributions will be received from JMB/NYC at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the significant preference levels within the reorganized structure.

     The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase note since repayment of the outstanding balance of the note (including accrued interest) is dependent on cash flow from the Properties. The Partnership's share of the reduction of the maximum unfunded obligation recognized as income for the period ending September 30, 1997, is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement.

JMB/PIPER

     Occupancy of the building at the end of the third quarter of 1997 decreased to 93%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $96,126,673 is outstanding as of September 30, 1997. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1996 of $741,627 was remitted to the lender in April 1997 from cash held by the venture.

     In addition, the mortgage loan also provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. In connection with early renewal negotiations with Piper Jaffray, Inc. ("PJI") occupying 310,111 square feet or approximately 43% of the building's rentable square feet, discussed below, Piper has approached the underlying lender to discuss additional modifications to the loan to provide the funds necessary to secure the early renewal. The underlying lender has informed Piper that it will not provide further modifications to the loan. Any renewal of PJI's lease requires the lender's approval and a modification of the loan. If an early renewal can be achieved, the lender would require that it obtain title to the property sometime after 1997, in return for its approval and agreement to pay for the costs involved. The lender would, however, consider certain incentives to Piper for achieving an early renewal of PJI's lease and the transfer of title. There is no assurance that an early renewal of PJI's lease or an acceptable incentive from the underlying lender will be achieved. Even without an early renewal of PJI's lease, Piper may not be able to pay the required debt service over the next couple years as a result of the Popham Haik ("Popham") situation discussed below. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. This would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. This gain would occur upon any transfer of title.

     On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At September 30, 1997, the balance of such escrow account totaled approximately $4,495,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of September 30, 1997, the manager has deferred approximately $3,655,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     During the second quarter of 1997, Piper executed an amendment to the existing lease agreement with Popham. Under the terms of the agreement, Popham immediately surrendered approximately 57,000 square feet of leased space leaving approximately 47,000 square feet occupied by Popham. Popham continued to pay rent and all charges in accordance with its original lease on the remaining and give-back space through July 31, 1997. Popham's rent on the remaining square footage increased to a market rate effective on August 1, 1997. There was no adjustment to the lease expiration date (January, 2003) on the remaining space. JMB/Piper has released approximately 23,000 square feet of the Popham give-back space. During the third quarter, Popham informed JMB/Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm. Popham has claimed that at that time, its lease with the building would terminate and the building would have to look to the net assets of the disbanded Popham firm in satisfaction of the remaining lease liability.
The new firm needs approximately one-half of Popham's reduced space or approximately 23,000 square feet. Piper is negotiating with the new firm to remain in occupancy of this space in the building. Piper is also exploring what recourse it has, if any, against the former and new law firm for termination of the Popham lease. There are no assurances that Piper will be compensated in any way for the termination of Popham's lease or that it will be successful in retaining the new firm in the building. As a result, the property's operating cash flow has been and is expected to continue to be adversely affected due to increased vacancy and leasing costs associated with releasing the approximately 81,000 square feet of space given back or vacated by Popham.

     PJI has leased an additional 22,712 square feet of space currently under lease to another tenant with a lease expiration date of December 31, 1997. PJI's lease start date will be January 1, 1998 with a lease expiration date coterminous with the remainder of its space on March 31, 2000. Piper continues to work on an early renewal of PJI's lease. Such renewal, if it occurs, will likely require a substantial amount of funds in excess of the escrow funds discussed above in order to rehabilitate PJI's space or otherwise to provide incentive for PJI to remain in the building in lieu of moving to one of several proposed new office building developments in Minneapolis. As discussed above any modification or renewal of this lease would require the lender's approval as well as modification of the loan by the lender. In addition as also discussed above, an early renewal of PJI's lease may result in a transfer of title to the lender after 1997.

     As of September 30, 1997, the JMB/Piper venture has committed to a plan to sell or dispose of the property and has classified the remaining assets as held for sale. These assets will therefore no longer be subject to continued depreciation.

JMB/900

     Occupancy of this building at the end of the third quarter of 1997 declined slightly to 97%.

     Progress Partners is currently in negotiations with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. There are no assurances that an early renewal or expansion of this tenant's lease will be achieved.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1997, approximately $7,196,000 has been deposited into escrow from net cash flow from property operations. Additionally, approximately $2,587,000 has been withdrawn from the escrow account for payment of real estate taxes in 1997.

     JMB/900 is currently involved in litigation. Current discussions involve a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in Progress Partners. There are no assurances that a settlement will be finalized on this or any other terms. The Partnership will not commit capital to the purchase of the unaffiliated venture partner interests unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

LOUIS JOLIET MALL

     Occupancy at this mall increased to 82% (excluding the effect of the move-out of General Cinema, Inc. in 1994) from 80% at the end of the second quarter of 1997. The Partnership is in final lease negotiations with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space) which continues to pay rent on its vacated space in accordance with its lease that expires in December 1998. In connection with the proposed new lease, the Partnership will be required to contributed between approximately $700,000 and $800,000 to reconfigure the current four screen cinema to a six screen cinema. There are no assurances that a lease will be finalized with a replacement operator. A significant portion of the mall's vacant space is contained in three large spaces which have been very difficult to lease due to their size and location within the mall. The manager is exploring the opportunity to lease some of this space to larger "big box" space users which in the past have not occupied mall space.
Given their size, these types of tenant generally pay lower rents than typical regional and national mall tenants. In additions, the Partnership would likely need to commit substantial capital toward the build-out of this space for these users. The Partnership will not commit additional capital to this property for build out or other leasing costs unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     During 1997, the Partnership agreed to dismiss the litigation regarding the lease expiration date for a former tenant, Al Baskin Co., with the resolution as to the amount of the Partnership's claim against the former tenant, and the acceptance of such claim by the bankruptcy estate. The Partnership's claim in the amount of $315,000 (reduced from a maximum amount of approximately $415,000) had been accepted as an unsecured claim by the bankruptcy estate. In May 1997, the Partnership, upon disposition of the claims, received approximately $108,000 representing its share of available proceeds from the bankruptcy estate.

WELLS FARGO CENTER (SOUTH TOWER)

     The mortgage note secured by the property (with a balance of approximately $181,204,000 as of September 30, 1997), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $3,426,000 at September 30, 1997 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

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

1090 VERMONT

     Occupancy at this office building increased to 91%. The manager, on behalf of the 1090 Vermont, finalized leases with the National Institute of Building Services Corporation (12,392 square feet) and Steelcase, Inc. (5,176 square feet). These tenants moved into the building during the third quarter of 1997. Leasing costs associated with these leases are being funded from the 1090 Vermont's working capital funds.

     During the third quarter of 1997, the Partnership commenced marketing the property for sale. The Partnership's ability to sell the entire property is subject to the joint venture partner's right of first opportunity to purchase the Partnership's interest in the property for an amount which would be received by the Partnership in connection with a third party sale. There are no assurances that a sale of the property or the Partnership's interest therein will be finalized.

YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for. The joint venture has filed a suit against the lender for breach of its obligation. There are no assurances that the joint venture will recover any amounts as a result of this action.

TURTLE CREEK

     In March 1989, the lender on the Turtle Creek Centre in Dallas, Texas realized upon its security by taking title to the property because the Partnership's venture partner defaulted upon its obligation to make the required debt service payments. In April 1992, the Partnership signed a settlement agreement with the venture partner and its principals. Under the terms of the settlement, the Partnership was to receive total principal payments of $4,075,000 over a six year period ending April 1998. The Partnership has received $2,650,000 of this amount as of the date of this report. The final payment of $1,425,000 is due in April 1998. The venture partner recently contacted the Partnership to discuss payment of this amount at the end of 1997 with a small discount on the total amount due. The Partnership has agreed to accept a payment of $1,400,000 if paid at the end of the year. There are no assurances that an early or scheduled final payment will be made.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II, for the nine months ended September 30, 1997 and 1996 are as follows:

                                               1997           1996
                                            ----------      ---------
  Total income from properties
    (unconsolidated). . . . . . . . . . .   $2,440,682      2,035,906
                                            ==========      =========
  Operating loss of ventures. . . . . . .   $2,457,038      2,049,051
                                            ==========      =========
  Partnership's share of
    operating loss. . . . . . . . . . . .   $1,228,519      1,024,525
                                            ==========      =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     In March 1997 some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 18,000 Interests at $10 per Interest. In addition, in 1997 some of the Holders of Interests received from another third party unaffiliated with the Partnership an unsolicited offer to purchase up to 4.9% of the Interests at $20 per Interest. Both of such offers have expired. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. The Special Committee, on behalf of the Partnership, recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership believes that approximately 1.38% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1997, the Partnership had cash and cash equivalents of approximately $18,729,000. Such funds are available for working capital requirements. The Partnership has currently budgeted in 1997 approximately $565,000 for tenant improvements and other capital expenditures which is a reduction of approximately $1,049,000 from the amount previously budgeted. The decrease in tenant improvements budgeted for 1997 is due to the deferral of certain tenant improvements at the Louis Joliet Mall. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures (other than JMB/NYC and Wells Fargo, for which no amounts are budgeted) in 1997 is currently budgeted to be approximately $1,538,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. However, due to property specific concerns discussed in the notes to the consolidated financial statements, the Partnership currently considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue and possibly the final Turtle Creek Centre settlement payment to be potential significant sources of future cash generated from operations, sales or refinancings. Accordingly, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     The Partnership is maintaining funds for working capital purposes.
The Partnership may decide to commit a portion of these funds for various purposes (discussed in the notes to the accompanying consolidated financial statements) with respect to its 900 Third Avenue and Louis Joliet Mall investment properties beyond the amounts budgeted above. The Partnership will not commit additional working capital funds for these purposes unless, among other things, the Partnership believes that upon sale of the particular property, the Partnership will receive a return of the incremental funds and a reasonable rate of return thereon.

     While loan and joint venture modifications have been obtained which enable the Partnership to retain ownership interests in the 237 Park Avenue, 1290 Avenue of the Americas, Piper Jaffray Tower and Wells Fargo (South Tower) investment properties, it is unlikely that the Partnership will receive significant proceeds from any source (other than return of certain amounts contributed and currently held in escrow) for these properties.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Holders of Interests. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. The Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue, 1290 Avenue of the Americas properties and the Partnership's interest in the Wells Fargo Center, no later than the end of 1999 barring unforeseen economic developments. The General Partners of the Partnership are considering the possibility of retaining the ownership interest in Wells Fargo Center beyond the 1999 time frame in order to defer the recognition of a significant amount of capital gain for Federal income tax purposes which will occur upon the disposition of this property. Although the Partnership currently expects to distribute sale proceeds from the disposition of the 900 Third Avenue, 1090 Vermont Avenue Building and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The increase in escrow deposits and accrued real estate taxes at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for real estate taxes at the Louis Joliet Mall.

     The decrease in accounts payable at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payments related to gift certificates at Louis Joliet Mall and an accrual for recurring professional fees that was paid by the Partnership during 1997.

     The decrease in unearned rents at September 30, 1997 as compared to December 31, 1996 is due to the timing of the collection of rental income and other amounts charged to tenants at Louis Joliet Mall.

     The increase in long-term debt, less current portion at September 30, 1997 as compared to December 31, 1996 is primarily due to interest accruing on the promissory note secured by the Partnership's interest in Wells Fargo. The note accrues interest at 17% per annum and is payable from cash distributions received from Wells Fargo. No such distributions have been received during 1997.

     The decrease in rental income and property operating expenses for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 and the decrease in amortization of deferred expenses for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is due primarily to the disposition of Wilshire Bundy Plaza and the sale of Mariners Pointe Apartments during 1996.

     The increase in interest income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 primarily due to higher average investments in 1997.

     The increase in mortgage and other interest expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to interest accrued on the restructured promissory note secured by the Partnership's interest in Wells Fargo. Subsequent to such restructuring, such note accrues interest at 17% per annum.

     The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the classification of Louis Joliet Mall as held for sale or disposition as of December 31, 1996, and therefore, the property is no longer subject to continuing depreciation.

     The Partnership's share of the reduction of the maximum unfunded obligation recognized as income for the period ending September 30, 1997 is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is primarily due to the restructurings of the Partnership's interest and Wells Fargo and JMB/NYC's interest in 1290 Avenue of the Americas and 237 Park investment properties during 1996. JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. The conversion of the Partnership's interest in Wells Fargo to an interest in a limited liability company effective in the fourth quarter of 1996 eliminates any potential additional obligations in the future to provide additional funds under its previous joint venture agreement. Accordingly, the Partnership and JMB/NYC have suspended loss recognition relative to these real estate investments and have reversed those previously recognized losses that they are no longer potentially obligated to fund. As of the restructuring date, October 10, 1996, the Partnership does not recognize its share of the JMB/NYC operating loss attributable to the JMB/NYC purchase notes since repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow and sale proceeds from the Properties. The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to income received in 1996 from Orchard Associates and also due to the recognition into income of approximately $15,600,000 in lease termination fees paid by a tenant at 1290 Avenue of the Americas during the third quarter of 1996.

     The extraordinary gain on forgiveness of indebtedness for the nine months ended September 30, 1996 is due to the disposition of the Wilshire Bundy Plaza in March 1996 as discussed above.

     The cumulative effect of an accounting change in the amount of $16,000,000 for the nine months ended September 30, 1996 was recorded January 1, 1996 related to the Wilshire Bundy investment property due to the requirements of SFAS 121.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .   98%        98%       98%        *        *       *       *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .   78%        71%       81%        *        *       *       *
 3. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .   91%        88%       88%       84%      84%     84%     91%
 4. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   98%        98%       98%       98%      98%     98%     93%
 5. 900 Third Avenue Building
     New York, New York . . . . .   97%        98%       98%       98%      98%     98%     97%
 6. Wells Fargo Center
     South Tower
     Los Angeles, California. . .   95%        97%       92%       92%      93%     90%     90%
 7. Louis Joliet Mall
     Joliet, Illinois . . . . . .   77%        80%       79%       82%      82%     80%     82%

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997