Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1998-03-30
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
  ended December 31, 1997             Commission File No. 0-15962



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   9

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   9


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   9

Item 6.      Selected Financial Data. . . . . . . . . . .  11

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  17

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  27

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  28

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  75


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  75

Item 11.     Executive Compensation . . . . . . . . . . .  78

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  79

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  80

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  80


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  85

                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XIV (the "Partnership"), is a limited partnership formed in late 1983 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. On June 4, 1984, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests (and assignee interests therein) ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 2-88687). A total of 401,048.66 Interests were sold to the public at $1,000 per Interest. The offering closed July 15, 1985. No holder of Interests (herein after "Holder" or "Holders of Interests") has made any additional capital contribution after such date. The Holders of Interests share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are or have been located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties and the Partnership's interest in the Wells Fargo Center - South Tower and Piper Jaffray Tower, no later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:


                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois . . . . .       783,000      4/1/84           8/30/93              fee ownership of
                               sq.ft.                                            land and improvements
                               g.l.a.                                            (through joint venture
                                                                                 partnerships) (c)(d)
 2. Brittany Downs
    Apartments
     Phase I and Phase II,
     Thornton (Denver),
     Colorado . . . . .       464 units    8/15/84          1/10/95              fee ownership of land and
                                                                                 improvements (f)
 3. Scottsdale Financial
     Center I
     Scottsdale,
     Arizona. . . . . .       106,800      9/28/84         12/17/93              fee ownership of land and
                               sq.ft.                                            improvements
                               n.r.a.
 4. Scottsdale Financial
     Center II
     Scottsdale,
     Arizona. . . . . .       151,625      9/28/84          10/1/93              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land
 5. 237 Park Avenue
     Building
     New York,
     New York . . . . .      1,140,000     8/14/84            (i)                fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships) (c)
 6. 1290 Avenue of the
     Americas Building
     New York,
     New York . . . . .      2,000,000     7/27/84            (i)                fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
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
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c) (h)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
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
15. Wells Fargo Center -
     South Tower
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
                               sq.ft.                                            improvements (g) (h)
                               g.l.a.
17. Turtle Creek Centre
     Dallas, Texas. . .       296,378      8/30/85          3/7/89               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership) (c)(e)
18. Yerba Buena West
     Office Building
     San Francisco,
     California . . . .       267,687      8/30/85          6/24/92              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
19. Wilshire Bundy
     Plaza
     Los Angeles,
     California . . . .       284,724      11/7/85          3/27/96              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (e)




-----------------------
  (a)The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1997 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Item 6 and to the Notes filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's investment property as of December 31, 1997.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                             1996                      1997
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----

 1. 237 Park Avenue
     Building
     New York, New York . . .  Advertising/
                               Insurance/Paper/
                               Real Estate
                               Investment            98%   98%    98%     *     *      *     *      *

 2. 1290 Avenue of the
     Americas Building
     New York, New York . . .  Financial Services    78%   71%    81%     *     *      *     *      *

 3. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . .  Trade Associations    91%   88%    88%    84%   84%    84%   91%    93%

 4. Piper Jaffray Tower
     Minneapolis,
     Minnesota. . . . . . . .  Legal Services/
                               Advertising/
                               Financial Services    98%   98%    98%    98%   98%    98%   93%    93%

 5. 900 Third Avenue
     Building
     New York, New York . . .  Legal Services/
                               Detective Agency/
                               Financial Services    97%   98%    98%    98%   98%    98%   97%    97%

 6. Wells Fargo Center -
     South Tower
     Los Angeles,
     California . . . . . . .  Business Infor-
                               mation Systems        95%   97%    92%    92%   93%    90%   90%    90%

 7. Louis Joliet Mall
     Joliet, Illinois . . . .  Retail                77%   80%    79%    82%   82%    80%   82%    84%





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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1996.


                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 41,235 record Holders of the 400,863.85692 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The mortgage loans secured by the 900 Third Avenue, Wells Fargo Center - South Tower and Piper Jaffray Tower investment properties restrict the use by the joint ventures which own such properties of the cash flows from those properties as discussed more fully in the Notes. In addition, the purchase money notes issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties require that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interests on the purchase notes.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.


ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                                 DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 11,393,348    11,830,330    19,054,756    23,597,310    25,596,437
                           ============   ===========   ===========   ===========   ===========
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties. .  $  8,080,035   152,923,409   (27,465,134)  (24,870,881)  (72,733,375)
Gains (losses) on sale
 of investment
 properties by uncon-
 solidated ventures
 or on sale or
 disposition of
 investment properties  .         --        2,928,068   (14,886,886)    1,702,082    26,281,496
Extraordinary items . . .         --       23,622,011    35,711,359    (3,000,000)        --
Cumulative effect of an
 accounting change. . . .         --      (16,000,000)        --            --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $  8,080,035   163,473,488    (6,640,661)  (26,168,799)  (46,451,879)
                           ============   ===========   ===========   ===========   ===========




                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
Net earnings (loss) per
 Interest (b):
   Earnings (loss) before
    gains on sale or
    disposition of invest-
    ment properties . . .  $      19.35        366.18        (65.74)       (59.53)      (177.06)
   Gains (losses) on sale of
    investment properties
    by unconsolidated
    ventures or on sale
    or disposition
    of investment
    properties. . . . . .         --             7.23        (36.75)         4.20         64.88
   Extraordinary items. .         --            58.33         87.94         (7.18)        --
   Cumulative effect of
    an accounting
    change. . . . . . . .         --           (38.31)        --            --            --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $      19.35        393.43        (14.55)       (62.51)      (112.18)
                           ============   ===========   ===========   ===========   ===========

Total assets. . . . . . .  $ 63,829,469    60,002,966   106,113,792   147,075,454   149,516,685
Long-term debt. . . . . .  $ 51,768,623    48,359,317    26,000,000    25,794,970    98,747,743
Cash distributions
  per Interest (c). . . .  $      --            --            20.00         --            --
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997


Property
--------

Louis Joliet
Mall
                   a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31, for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------

                               1993 . . . . .       82%                $13.56
                               1994 . . . . .       79%                 13.53
                               1995 . . . . .       88%                 13.29
                               1996 . . . . .       82%                 14.65
                               1997 . . . . .       84%                 15.37

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



                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Louis Joliet Mall:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1997
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                             1998               5               19,101         $195,096             5%
                             1999              10               13,060          317,069             8%
                             2000               7               13,320          200,053             5%
                             2001               8                4,179          188,084             5%
                             2002               8                9,366          303,239             8%
                             2003               9               19,227          389,252            10%
                             2004              10               29,497          542,177            14%
                             2005              16               45,512          798,109            20%
                             2006               7               23,220          415,470            11%
                             2007               6               15,725          355,980             9%

                   (1)  Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of January 9, 1998.



Property
--------

Piper Jaffray
Tower
                   a)   The net rentable square feet ("NRA") occupancy rate and average base rent per square foot as of December 31, 1997 were as follows:

                                                    NRA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------

                               1993 . . . . .       98%                $16.92
                               1994 . . . . .       98%                 15.84
                               1995 . . . . .       98%                 15.01
                               1996 . . . . .       98%                 14.66
                               1997 . . . . .       93%                 15.37

                   (1) Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------

                          Piper Jaffray, Inc.
                          (financial services)     310,111      $6,468,810 03/31/00            N/A
                          Campbell, Mithun, Esty
                          (advertising)            160,520       2,510,411 12/31/04            N/A



                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at Piper Jaffray Tower:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1997
                          Year Ending      Expiring         NRA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                             1998               5                7,790       $  146,345             1%
                             1999               3                2,052           37,615            .4%
                             2000              10              347,194        6,865,462            66%
                             2001               5               19,200          139,202             1%
                             2002               2               23,231          204,754             2%
                             2003               4               70,493          804,465             8%
                             2004               2              161,480        2,631,155            25%
                             2005               1                3,740           16,272            .2%
                             2006               0                 --               --               0%
                             2007               0                 --               --               0%

                   (1)  Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of January 23, 1998

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

     In March 1997 some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 18,000 Interests at $10 per Interest. In addition, in July 1997, some of the Holders of Interests received from another third party unaffiliated with the Partnership an unsolicited offer to purchase up to 4.5% of the Interests at $20 per Interest. Both of such offers have expired. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. The Special Committee on behalf of the Partnership, recommended against acceptance of these offers, on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership believes that approximately 1.38% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $21,052,000. Such funds are available for working capital requirements. The Partnership has currently budgeted in 1998 approximately $1,827,000 for tenant improvements and other capital expenditures. Such items and the Partnership's share of such similar items for its unconsolidated ventures in 1998 is currently budgeted to be approximately $2,770,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale of such investments. However, due to the property specific concerns discussed below, the Partnership currently considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be potential sources of future cash generated from operations or sales. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the property specific concerns discussed below, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     The Partnership is maintaining funds for working capital purposes. The Partnership may decide to commit a portion of these funds for various purposes (discussed below and in the Notes) at its 900 Third Avenue and Louis Joliet Mall investment properties beyond the amounts budgeted above. The Partnership will not commit additional working capital funds for these purposes unless, among other things, the Partnership believes that upon sale of the particular property, the Partnership will receive a return of the incremental funds and a reasonable rate of return thereon.

     Piper Jaffray Tower

     Occupancy of the building at the end of the fourth quarter of 1997 was 93%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $96,127,000 is outstanding as of December 31, 1997. The lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1995, 1996 or 1997. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1995 and 1996 totalled $464,178 and $741,627, respectively. During 1997, excess cash flow generated under this agreement was $385,523 which is expected to be remitted to the lender during the second quarter of 1998.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, Piper may not be able to pay the required debt service over the next several years as a result of the Popham Haik ("Popham") and Piper Jaffray, Inc. ("PJI") situations discussed below. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. Such disposition of the Property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At December 31, 1997, the balance of such escrow account totaled approximately $4,722,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1997, the manager has deferred approximately $3,852,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     During the second quarter of 1997, Piper executed an amendment to the existing lease agreement with Popham. Under the terms of the agreement, Popham immediately surrendered approximately 57,000 square feet of leased space leaving approximately 47,000 square feet occupied by Popham. Popham continued to pay rent and all charges in accordance with its original lease on the remaining and give-back space through July 31, 1997. Popham's rent on the remaining square footage increased to a market rate effective on August 1, 1997. There was no adjustment to the lease expiration date (January, 2003) on the remaining space. Piper has released approximately 23,000 square feet of the Popham give-back space. During the third quarter, Popham informed Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm, Hinshaw & Culberson ("Hinshaw"). Popham has claimed that at that time, its lease with the building would terminate and the building would have to look to the net assets of the disbanded Popham firm in satisfaction of the remaining lease liability. In December, Piper signed a non-binding letter of intent with Hinshaw to lease 31,920 square feet of the Popham space for a term of five years, commencing January 1, 1998, at a market rental rate which exceeds Popham's modified rate which became effective in August 1997.

Popham had paid its modified rent through the end of 1997. Commencing in January 1998, Hinshaw began paying rent in accordance with the letter of intent. In addition, assuming a lease is finalized with Hinshaw in accordance with the letter of intent, Piper has agreed to terminate Popham's lease effective December 31, 1997 with no further consideration. There are no assurances that Piper will be successful in finalizing this lease transaction or that it will be compensated in any way for the termination of Popham's lease. As a result, the property's operating cash flow has been and is expected to continue to be adversely affected due to increased vacancy and leasing costs associated with releasing a portion of the space given back or vacated by Popham.

     PJI has leased an additional 22,712 square feet of space currently under lease to another tenant with a lease expiration date of December 31, 1997. PJI's lease start date will be January 1, 1998 with a lease expiration date coterminous with the remainder of its space on March 31, 2000. Throughout 1997, Piper discussed an early renewal with PJI which (after the expansion discussed above) occupies 332,823 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at March 31, 2000. Piper and PJI were unable to come to terms and during the fourth quarter of 1997, PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000.

     As of September 30, 1997, the JMB/Piper venture has classified the remaining assets as held for sale or disposition. These assets will therefore no longer be subject to continued depreciation.

     Wells Fargo Center - South Tower

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a vacancy rate of approximately 25% in the marketplace. The Partnership expects that the competitive market conditions in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases are expected to require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term.

     During 1996, the Partnership, the joint venture partner, and the lenders reached an agreement to modify the mortgage note and the promissory note. In conjunction with the note modifications, the Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed and the Partnership's 1997 share of income (approximately $152,000) has not been recognized as such amount is not considered realizable. Since the terms of the agreements make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the Notes for a further description of these events.

     JMB/NYC

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. If such REIT affiliate exercises such right to purchase, due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, and the significant preference levels within the reorganized structure and liabilities of the Partnership, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements(other than that related to a certain indemnification agreement provided in connection with the restructuring). The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement.

     1090 Vermont Avenue Building

     Occupancy at this office building at the end of the fourth quarter of 1997 was 93%. The manager, on behalf of the 1090 Vermont venture, finalized leases with the National Institute of Building Services Corporation (12,392 square feet) and Steelcase, Inc. (5,176 square feet) and Strickland & Ashe (2,218 square feet). These tenants moved into the building during the third and fourth quarter of 1997. Leasing costs associated with these leases were funded from the 1090 Vermont venture's working capital funds.

     During the third quarter of 1997, the Partnership commenced marketing the property for sale. The sale of the property is subject to the joint venture partner's right of first refusal to purchase the Partnership's interest in the venture for an amount which would be received by the Partnership in connection with a third party sale of the property. In the fourth quarter of 1997, the Partnership obtained a non-binding letter of intent to sell the property to an unaffiliated third party. The Partnership property notified the venture partner and in January 1998 the venture partner notified the Partnership that it was exercising its right of first refusal. As a result, the venture partner will purchase the Partnership's interest for an amount equal to what the Partnership would have received in the sale to the unaffiliated third party. The Partnership expects that the sale of its interest will close in the second quarter of 1998. A sale at the proposed terms would result in a gain for both financial reporting and Federal income tax purposes in 1998. However, there can be no assurance that such sale will be finalized.

     900 Third Avenue Building

     Occupancy of this building at the end of the fourth quarter of 1997 was 97%.

     Progress Partners is currently in negotiations with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. There are no assurances that an early renewal or expansion of this tenant's lease will be achieved.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such space has been renewed or released. During 1997, approximately $9,423,000 has been deposited into escrow from net cash flow from property operations. Additionally, approximately $5,173,000 has been withdrawn from the escrow account for payment of real estate taxes in 1997.

     JMB/900 is currently involved in litigation. Recent discussions involved a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in Progress Partners. In December 1997, two of the unaffiliated venture partners filed for bankruptcy which has stalled settlement discussions. A more detailed discussion of these situations is contained in the Notes. There are no assurances that a settlement will be finalized on this or any other terms. The Partnership will not commit capital to the purchase of the unaffiliated venture partner interests unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

Louis Joliet Mall

     Occupancy of this mall at the end of the fourth quarter of 1997 was 84% (excluding the effect of the move-out of General Cinema, Inc. in 1994).

The Partnership is currently in final lease negotiations with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space) which continues to pay rent on its vacated space in accordance with its lease that expires in December 1998. In connection with the proposed new lease, the Partnership will be required to contribute between approximately $700,000 and $800,000 to reconfigure the current four screen cinema to a six screen cinema. However, there can be no assurances that a lease will be finalized with a replacement operator. A significant portion of the mall's vacant space is contained in three large spaces which have been very difficult to lease due to their size and location within the mall. The manager is exploring the opportunity to lease some of this space to larger "big box" space users which in the past have not occupied mall space.
Given their size, these types of tenants generally pay lower rents than typical regional and national mall tenants. In addition, the Partnership would likely need to commit substantial capital toward the build-out of this space for these users. The Partnership will not commit additional capital to this property for build out or other leasing costs unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     During 1997, the Partnership agreed to dismiss the litigation regarding the lease termination for a former tenant, Al Baskin Co., with the resolution as to the amount of the Partnership's claim against the former tenant, and the acceptance of such claim by the bankruptcy estate. The Partnership's claim in the amount of $315,000 (reduced from a maximum amount of approximately $415,000) had been accepted as an unsecured claim by the bankruptcy estate. In May 1997, the Partnership, upon disposition of its claim, received approximately $108,000 representing its share of available proceeds from the bankruptcy estate.

     Yerba Buena Office Building

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for. The joint venture has filed a suit against the lender for breach of its obligation. There are no assurances that the joint venture will recover any amounts as a result of this action.

     Turtle Creek

     In March 1989, the lender on the Turtle Creek Centre in Dallas, Texas realized upon its security by taking title to the property because the Partnership's venture partner defaulted upon its obligation to make the required debt service payments. In April 1992, the Partnership signed a settlement agreement with the venture partner and its principals. Under the terms of the settlement, the Partnership was to receive total principal payments of $4,075,000 over a six year period ending April 1998. The final payment of $1,425,000 was due in April 1998. The venture partner contacted the Partnership to discuss payment of this amount at the end of 1997 with a small discount on the total amount due. The Partnership agreed to accept a payment of $1,400,000 if paid by the end of the year. The Partnership received the final payment on December 31, 1997.

     General

     To the extent that additional payments related to certain properties are required or if properties do not produce adequate amounts of cash to meet their needs, the Partnership may utilize the working capital which it maintains. However, based upon current market conditions, the Partnership may decide not to, or may not be able to, commit additional funds to certain of its investment properties. This would result in the Partnership no longer having an ownership interest in such property, and generally would result in taxable income to the Partnership with no corresponding distributable proceeds. The Partnership's and its ventures' mortgage obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or may seek additional loan modifications or extensions of loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. In such regard, certain of the properties have been classified by the Partnership or its ventures as held for sale or disposition, and therefore, will no longer be subject to continued depreciation. The Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas investment properties and the Partnership's interest in the Wells Fargo Center - South Tower and Piper Jaffray Tower, no later than the end
of 1999, barring unforeseen economic developments.   Although the
Partnership remains hopeful that it will be able to distribute sale proceeds from the disposition of the 900 Third Avenue, 1090 Vermont Avenue Building and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties

(or interests therein) owned by the Partnership or its joint ventures, Holders of Interests may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition, the Partnership, and therefore the Holders of Interest will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     RESULTS OF OPERATIONS

     At December 31, 1997, 1996 and 1995, the Partnership owned seven, seven and nine investment properties, respectively, all of which were operating.

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sale of the Mariners Pointe Apartments in October 1996, the lender realizing upon its security in the Wilshire Bundy Plaza in March 1996, the sale of the Partnership's interest in the 2 Broadway Building in September 1995, the lender realizing upon its security in the Louisiana Tower in August 1995, the sale of the Brittany Downs Apartments in 1995, and the restructurings of the Partnership's interest in JMB/NYC and South Tower in 1996.

     The increase in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 and the related increase in other income for 1997 as compared to 1996 and 1995 is primarily due to the receipt of the final settlement payment of $1,400,000 related to Turtle Creek in December 1997.

     The increase in interest, rents and other receivables at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of receipt of interest earned on the Partnership's cash investments.

     The decrease in unearned rents at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of receipts for rental income at the Louis Joliet Mall.

     The decrease in investment in unconsolidated ventures, at equity at December 31, 1997 as compared to December 31, 1996 is primarily due to the reversal of a portion of the accrued contingent interest related to the mortgage loan for the Piper Jaffray Building.

     The increase in long-term debt, less current portion at December 31, 1997 as compared to December 31, 1996 is primarily due to interest accruing on the promissory note secured by the Partnership's interest in Wells Fargo. The note accrues interest at 17% per annum and is payable from cash distributions received from Wells Fargo. No such distributions were received in 1997.

     The increase in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to higher average balance for cash investments in 1997. The decrease for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to lower average balance for cash investments in 1996.

     The decrease in depreciation for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the classification of Louis Joliet Mall as held for sale or disposition as of December 31, 1996, and therefore, the property is no longer subject to continuing depreciation.

     The decrease in professional fees for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is primarily due to the Partnership no longer incurring legal fees related to the restructurings in 1996 of the Partnership's interest in Wells Fargo Center and JMB/NYC's interest in 237 Park and 1290 Avenue of the Americas.

     The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is primarily due to an increase in costs for the use of independent third parties to perform certain administrative services for the Partnership.

     The restructuring fee for the year ended December 31, 1996 is due to the loan modification of the Partnership's note payable to Wells Fargo and restructuring of the South Tower venture during the fourth quarter of 1996.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the period ending December 31, 1997 is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the indemnification agreement.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the increase for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the restructuring of JMB/NYC's interests in the 237 Park Avenue, 1290 Avenue of the Americas and Wells Fargo Center - South Tower Properties. During 1996, the Partnership recognized income from restructuring of $163,226,750 which is included with losses from operations of unconsolidated ventures. Furthermore, due to the effects of the bankruptcy and related plan of reorganization of the ventures in which JMB/NYC owns interests, the Partnership recognized loss from operations of unconsolidated venture of $496,653 for the year ending December 31, 1996 compared to losses of $13,588,448 for the year ended December 31, 1995. Pursuant to the terms of the Plan, JMB/NYC converted its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and accordingly no longer has a commitment to provide financial support to the joint ventures owning the Properties. As of the Effective Date, the Partnership has discontinued the application of the equity method of accounting for its indirect interests in the properties and additional losses from the investment in unconsolidated venture will not be recognized. Additionally, the decrease in 1997 is partially offset by the reversal of $18,600,000 of accrued contingent interest related to the mortgage loan at the Piper Jaffray Tower. This resulted in additional income allocated to the Partnership.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31, 1997,
  1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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



          JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                      UNCONSOLIDATED VENTURES OF
             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                                 INDEX

Independent Auditors' Report

Combined Balance Sheets, December 31, 1997 and 1996

Combined Statements of Operations, years ended December 31, 1997, 1996 and 1995

Combined Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 1997, 1996 and 1995

Combined Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995

Notes to Combined Financial Statements

                                                               SCHEDULE
                                                               --------

Combined Real Estate and Accumulated Depreciation                III

Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XIV, a limited partnership, (the Partnership), and its consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its consolidated venture at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 21,051,953       18,069,904
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $27,963 for 1997 and
    $22,675 for 1996, respectively) . . . . . . . . . . . . . . . . .        253,069          162,300
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         25,860           25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        292,110          250,603
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .     21,622,992       18,508,667
                                                                        ------------     ------------
Investment properties held for sale or disposition. . . . . . . . . .     33,994,623       33,602,388
                                                                        ------------     ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .      6,570,294        6,279,874
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      1,082,305        1,158,543
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        559,255          453,494
                                                                        ------------     ------------

                                                                        $ 63,829,469       60,002,966
                                                                        ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1997              1996
                                                                        ------------     ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    357,323          251,510
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      1,242,625        1,178,193
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .      1,345,828        1,273,858
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        172,492          173,983
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        593,054          600,100
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        151,980          276,166
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .      3,863,302        3,753,810
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         17,169           15,168
Investment in unconsolidated ventures, at equity. . . . . . . . . . .      5,650,592       13,156,419
Partnership's share of the maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . . . . . . . . . . .      8,262,766        8,531,270
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     51,768,623       48,359,317
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     69,562,452       73,815,984

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (15,021,857)     (15,345,058)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (1,316,336)      (1,316,336)
                                                                        ------------     ------------
                                                                         (16,337,193)     (16,660,394)
                                                                        ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .    351,746,836      351,746,836
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .   (296,966,598)    (304,723,432)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (44,176,028)     (44,176,028)
                                                                        ------------     ------------
                                                                          10,604,210        2,847,376
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .     (5,732,983)     (13,813,018)
                                                                        ------------     ------------
                                                                        $ 63,829,469       60,002,966
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  8,559,300       10,544,285      17,403,886
  Interest income . . . . . . . . . . . . . . . . .       1,056,203          854,307       1,138,093
  Other income. . . . . . . . . . . . . . . . . . .       1,777,845          431,738         512,777
                                                       ------------     ------------    ------------
                                                         11,393,348       11,830,330      19,054,756
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       5,893,740        5,971,389      11,041,298
  Depreciation. . . . . . . . . . . . . . . . . . .           --           1,462,969       4,155,575
  Property operating expenses . . . . . . . . . . .       4,145,604        5,289,810       9,861,497
  Professional services . . . . . . . . . . . . . .         537,334          739,065         731,793
  Amortization of deferred expenses . . . . . . . .         217,634          367,084         650,512
  General and administrative. . . . . . . . . . . .         783,752          659,725         686,912
  Restructuring fee . . . . . . . . . . . . . . . .           --           6,118,255           --
                                                       ------------     ------------    ------------
                                                         11,578,064       20,608,297      27,127,587
                                                       ------------     ------------    ------------
                                                           (184,716)      (8,777,967)     (8,072,831)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . .         268,504            --              --
Partnership's share of  operations of unconsolidated
  ventures (including income from restructuring of
  $163,226,750 in 1996) . . . . . . . . . . . . . .       7,996,247      161,701,376     (19,392,303)
                                                       ------------     ------------    ------------

    Earnings (loss) before gain on sale or
      disposition of investment properties. . . . .       8,080,035      152,923,409     (27,465,134)

Partnership's share of gains (losses) on sale
  of investment properties by unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . .           --             870,837     (29,579,058)
Gain on sales or dispositions of
  investment properties . . . . . . . . . . . . . .           --           2,057,231      14,692,172
                                                       ------------     ------------    ------------
    Earnings (loss) before
      extraordinary items . . . . . . . . . . . . .       8,080,035      155,851,477     (42,352,020)




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . . .           --          23,622,011       1,650,638
  Partnership's share of gain on
    extinguishment of indebtedness of
    unconsolidated venture. . . . . . . . . . . . .           --               --         31,264,814
  Prepayment penalty on refinanced long-term
    debt. . . . . . . . . . . . . . . . . . . . . .           --               --           (204,093)
  Provision for earthquake repairs. . . . . . . . .           --               --          3,000,000
Cumulative effect of an accounting change . . . . .           --         (16,000,000)          --
                                                       ------------     ------------    ------------
    Net earnings (loss) . . . . . . . . . . . . . .    $  8,080,035      163,473,488      (6,640,661)
                                                       ============     ============    ============
    Net earnings (loss) per limited
      partnership interest:
        Earnings (loss) before gains on sale or
          disposition of investment properties. . .    $      19.35           366.18          (65.74)
        Partnership's share of gains (losses)
          on sale of investment properties
          by unconsolidated ventures. . . . . . . .           --                2.15          (73.02)
        Gains on sale or disposition of
          investment properties . . . . . . . . . .           --                5.08           36.27
        Extraordinary items . . . . . . . . . . . .           --               58.33           87.94
        Cumulative effect of an accounting change .           --              (38.31)          --
                                                       ------------     ------------    ------------
        Net earnings (loss) . . . . . . . . . . . .    $      19.35           393.43          (14.55)
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                          NET                                    NET OF       NET
            CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS       CASH
            BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
            -------   ---------- -------------   -----------  -----------  ----------  ------------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994 . . . .$1,000  (20,281,012)  (1,235,319)  (21,515,331) 351,746,836 (456,620,305)  (36,155,381)(141,028,850)

Cash dis-
 tributions .  --          --         (81,017)      (81,017)       --           --       (8,020,647)  (8,020,647)
Net earnings
 (loss) . . .  --       (806,483)       --         (806,483)       --      (5,834,178)        --      (5,834,178)
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1995 . . . . 1,000  (21,087,495)  (1,316,336)  (22,402,831) 351,746,836 (462,454,483)  (44,176,028)(154,883,675)

Net earnings
 (loss) . . .  --      5,742,437        --        5,742,437        --     157,731,051         --     157,731,051
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                          NET                                    NET OF       NET
            CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS       CASH
            BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
            -------   ---------- -------------   -----------  -----------  ----------  ------------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1996 . . . . 1,000  (15,345,058)  (1,316,336)  (16,660,394) 351,746,836 (304,723,432)  (44,176,028)   2,847,376

Net earnings
 (loss) . . .  --        323,201        --          323,201        --       7,756,834         --       7,756,834
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1997 . . . .$1,000  (15,021,857)  (1,316,336)  (16,337,193) 351,746,836 (296,966,598)  (44,176,028)  10,604,210
             ======  ===========   ==========   ===========  =========== ============   =========== ============















                          See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                           1997             1996            1995
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $  8,080,035      163,473,488      (6,640,661)
  Items not requiring (providing) cash or
    cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . .           --           1,462,969       4,155,575
      Amortization of deferred expenses . . . . . .         217,634          367,084         650,512
      Amortization of discount on long-term debt. .           --               --            257,588
      Long-term debt - deferred accrued interest. .       3,737,933            --              --
      Partnership's share of the reduction of the
        maximum unfunded obligation under the
        indemnification agreement . . . . . . . . .        (268,504)           --              --
      Restructuring fee . . . . . . . . . . . . . .           --           6,118,255           --
      Partnership's share of operations of
        unconsolidated ventures (including income
        from restructuring of $163,662,750 in 1996)      (7,996,247)    (161,701,376)     19,392,303
      Partnership's share of gain (loss) on
        sale of investment properties by
        unconsolidated ventures . . . . . . . . . .           --            (870,837)     29,579,058
      Gain on sale or disposition of investment
        properties. . . . . . . . . . . . . . . . .           --          (2,057,231)    (14,692,172)
      Extraordinary items . . . . . . . . . . . . .           --         (23,622,011)    (35,711,359)
      Cumulative effect of an accounting change . .           --          16,000,000           --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . .           --            (861,169)     (2,340,567)
    Interest, rents and other receivables . . . . .         (90,769)        (113,362)        239,454
    Prepaid expenses. . . . . . . . . . . . . . . .           --              31,273           9,665
    Escrow deposits . . . . . . . . . . . . . . . .         (41,507)          98,715        (315,817)
    Accrued rents receivable. . . . . . . . . . . .        (105,761)         (42,471)         89,377
    Accounts payable. . . . . . . . . . . . . . . .          64,432          127,352         460,368
    Due to affiliates . . . . . . . . . . . . . . .          71,970          129,878         168,594
    Accrued interest. . . . . . . . . . . . . . . .          (1,491)       3,474,759       6,213,384
    Deferred interest . . . . . . . . . . . . . . .           --               --          1,200,233
    Accrued real estate taxes . . . . . . . . . . .          (7,046)         158,390         (42,682)
    Unearned rents. . . . . . . . . . . . . . . . .        (124,186)         172,072        (302,569)
    Tenant security deposits. . . . . . . . . . . .           2,001           (7,188)         41,497
    Other liabilities . . . . . . . . . . . . . . .           --               --           (488,549)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       3,538,494        2,338,590       1,923,232
                                                       ------------      -----------     -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996            1995
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments. . . . . . . . . . . .           --               --          2,129,166
  Additions to investment properties. . . . . . . .        (392,235)        (608,071)     (1,487,605)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .         200,000        3,568,234       1,576,046
  Cash proceeds from sale of investment
    properties. . . . . . . . . . . . . . . . . . .           --             777,478       2,795,768
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --          (4,368,397)       (515,350)
  Payment of deferred expenses. . . . . . . . . . .        (141,396)        (198,100)       (330,216)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .        (333,631)        (828,856)      4,167,809
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (222,814)           --           (376,203)
  Proceeds received on restructuring and
    refinancing of long-term debt . . . . . . . . .           --             350,000         381,704
  Prepayment penalty on long-term debt. . . . . . .           --               --           (204,093)
  Distributions to general partners . . . . . . . .           --               --            (81,017)
  Distributions to limited partners . . . . . . . .           --               --         (8,020,647)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .        (222,814)         350,000      (8,300,256)
                                                       ------------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       2,982,049        1,859,734      (2,209,215)

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      18,069,904       16,210,170      18,419,385
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $ 21,051,953       18,069,904      16,210,170
                                                       ============      ===========     ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1997            1996            1995
                                                        -----------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $  2,082,634        2,496,630       3,574,186
                                                       ============      ===========     ===========
  Non-cash investing and financing activities:
      Sale of investment properties:
      Total sale proceeds, net of selling expenses.    $      --           7,277,478      17,925,768
      Principal balances due on mortgages payable .           --          (6,500,000)    (15,130,000)
                                                       ------------      -----------     -----------
      Cash proceeds from sale of investment
        property, net of selling expenses . . . . .    $      --             777,478       2,795,768
                                                       ============      ===========     ===========
      Extraordinary item due to forgiveness
        of indebtedness secured by
        Brittany Downs Apartments - Phase II. . . .    $      --               --          1,650,638
                                                       ============      ===========     ===========
      Extraordinary item due to forgiveness
        of indebtedness secured by
        Wilshire Bundy Plaza. . . . . . . . . . . .    $      --          23,622,011           --
                                                       ============      ===========     ===========
      Gross proceeds from restructuring and
        refinancing of long-term debt . . . . . . .    $      --           9,737,838      26,000,000
      Principal and interest paid at closing. . . .           --               --        (24,985,162)
      Prepayment penalty. . . . . . . . . . . . . .           --               --           (204,093)
      Payment of deferred mortgage expense. . . . .           --               --           (429,041)
      Restructuring fee . . . . . . . . . . . . . .           --          (6,118,255)          --
      Accrued interest. . . . . . . . . . . . . . .           --          (3,269,583)          --
                                                       ------------      -----------     -----------
            Proceeds received on restructuring
              and refinancing of long-term debt . .    $      --             350,000         381,704
                                                       ============      ===========     ===========
      Gain recognized on disposition of investment
        properties. . . . . . . . . . . . . . . . .    $      --           2,928,068      14,692,172
                                                       ============      ===========     ===========
      Reduction in investment in unconsolidated
        venture . . . . . . . . . . . . . . . . . .    $    801,592        1,600,000           --
                                                       ============      ===========     ===========
      Reduction in amounts due to affiliates. . . .    $      --          (1,600,000)          --
                                                       ============      ===========     ===========

                        See accompanying notes to consolidated financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1997, 1996 AND 1995


     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and 1290 Avenue of the Americas properties and the Partnership's interest in Wells Fargo Center - South Tower and Piper Jaffray Tower, not later than December 31, 1999, barring any unforseen economic developments.

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

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's indirect 50% interest in JMB/NYC through Carlyle XIV Associates, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). Accordingly, the financial statements do not include the accounts of JMB/NYC or Carlyle XIV Associates, L.P. The share of income from unconsolidated venture in the accompanying Partnership financial statements includes the Partnership's proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring, consisting primarily of the reversal of previously recognized losses and adjustments necessary to record the restructuring. During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, the Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     Due to the restructuring of the Partnership's interest in Wells Fargo Center - South Tower, as discussed below, the Partnership has ceased loss recognition relative to its respective real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund, which is reflected as income from restructuring in 1996 in the Partnership's share of income from operations of unconsolidated ventures. The Partnership has no future funding obligations for its investment in Wells Fargo Center - South Tower. Accordingly, the Partnership has discontinued the application of the equity method of accounting and additional losses from the investment in Wells Fargo Center
- South Tower will not be recognized. Should the investment subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:


                                                    1997                               1996
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      ----------       ------------     ----------

Total assets. . . . . . . . . . . .   $ 63,829,469       97,077,969       60,002,966      96,200,128

Partners' capital accounts
  (deficits):
    General partners. . . . . . . .    (16,337,193)     (16,984,218)     (16,660,394)    (17,092,692)
    Limited partners. . . . . . . .     10,604,210     (157,928,454)       2,847,376    (160,531,826)

Net earnings (loss):
    General partners. . . . . . . .        323,201          108,474        5,742,437       5,635,174
    Limited partners. . . . . . . .      7,756,834        2,603,372      157,731,051      16,430,347

Net earnings (loss)
  per limited
  partnership interest. . . . . . .          19.35             6.49           393.43           40.97
                                       ===========      ===========      ===========    =============


     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year (400,863.85692). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain to the Holders of Interests for financial reporting and Federal income tax purposes. Reference is made to the Notes for a discussion of the allocations of profits and losses.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $20,289,814 and $16,772,271 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers. Twelve properties have been sold or disposed of by the Partnership as of December 31, 1997. All of the properties owned at December 31, 1997 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs and net of value impairment adjustments.

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

     The results of operations, net of venture partners' share, for consolidated properties classified as held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were net income (losses) of $2,192,424, ($106,017) and ($6,842,205), respectively, for the years ended December 31, 1997, 1996 and 1995.

     In addition, the accompanying financial statements include income (losses) of $8,749,978, ($1,763,243) and ($1,947,899), respectively, of the
Partnership's share of total property operations of $17,499,927, ($3,526,484) and $1,626,423 of unconsolidated properties held for sale or disposition as of December 31, 1997 or sold or disposed of in the past three years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1997 is a party to six operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $192,617,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to certain of the ventures. Five of the joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

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

     OOUV was entitled to receive up to an additional $4,300,000 based upon certain events (as defined), all of which was earned and was subsequently received in 1994. Upon receipt, OOUV distributed the $4,300,000 to the respective partners based upon their percentage interests. OOUV could have received reimbursement, under certain conditions, of up to an additional $3,400,000 (of which Orchard Associates had a 79.1667% interest) of previously incurred development costs based upon certain future earnings of the property (as defined). In December 1996, OOUV received a final allocation of $2,450,000 (of which the Partnership's share was $969,796) of such development costs related to the sale of Old Orchard Shopping Center. The Partnership recognized a gain of $870,837 for financial reporting and for Federal income tax purposes in 1996.

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard Associates its share of the pre-sale settlement with Federated Department Stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. In 1996, OOUV distributed to Orchard Associates $1,389,210 in proceeds from the settlement of operating prorations. As a result, Orchard Associates distributed $694,405 to the Partnership representing its share of such operating prorations. The Partnership has retained these funds for working capital purposes.


     JMB/NYC

     JMB/NYC is a limited partnership among Carlyle-XIV Associates, L.P., Carlyle-XIII Associates, L.P. and Property Partners, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 40% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $400,000 (reduced from $1,200,000 during 1996) of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying consolidated financial statements). The Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 40% shareholder. Related to this investment, the Partnership has an obligation to fund, on demand, $400,000 (reduced from $1,200,000 during 1996) of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with the restructuring).

     Pursuant to the indemnification agreement, the Affiliated Partners are jointly and severally obligated to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement.

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

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $110,458,000 and $95,764,000 at December 31, 1997 and 1996, respectively.

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $96,127,000 is outstanding as of December 31, 1997. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for the years ended December 31, 1995, 1996 or 1997. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1995 and 1996 totalled $464,178 and $741,627, respectively. During 1997, excess cash flow generated under this agreement was $385,523 which is expected to be remitted to the lender during the second quarter of 1998. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The escrow balance as of December 31, 1997 is approximately $4,722,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1997, the manager has deferred approximately $3,852,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of Piper's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from net sale or refinancing proceeds, if any.

     Furthermore, repayment of the loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through
December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. Therefore, during 1996 and 1997, interest expense of $10,250,000 was recognized at the loan's stated payment rate.
Additionally, based on the Partnership's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness, including interest under the mortgage loan, is approximately $99,769,000 and $119,111,000 at December 31, 1997 and 1996,
respectively.    During 1997, JMB/Piper, on behalf of Piper, explored
refinancing alternatives with the underlying lender. The underlying lender indicated that it would not accept a discounted payoff of its loan, which would have been necessary to refinance it. Therefore, JMB/Piper is no longer pursuing refinancing alternatives.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were allocated 71% to the JMB/Piper and 29% to the venture partners during 1997, 1996 and 1995.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans are to be repaid out of net proceeds. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note at any time. As of the date of this report, all amounts due under the note have been received. The balance of the note receivable as of December 31, 1997 is $529,262.

     The property was classified as held for sale or disposition as of September 30, 1997 in the accompanying financial statements and, therefore, was not subject to continuing depreciation.

     JMB/900

     In 1984, the Partnership acquired, through JMB/900, with C-XV, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. The current partners of Progress Partners are PPI, JRA and PC-900 (together "Venture Partners") and JMB/900.

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

     JMB/900 has also made a loan to PPI in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1995, 1996 and 1997). The source of funds from which PPI was expected to pay interest were the Guaranteed Payments, discussed below.

     The Progress Partners venture agreement provides that the venture is required to pay the Venture Partners a stated return of $3,285,000 per annum payable quarterly (the "Guaranteed Payments"). Generally, JMB/900 is required to contribute funds to the venture, to the extent net cash flow is not sufficient, to enable the venture to make the Guaranteed Payments. As a result of the lawsuit discussed below, such amounts have not been contributed by JMB/900 to pay the Venture Partners and interest has not been received by JMB/900 on the $20,000,000 loan discussed above.

     Under the terms of the Progress Partners' venture agreement, the Venture Partners are generally entitled to receive a non-cumulative preferred return of net cash flow (net after the $3,285,000 per annum Guaranteed Payments to the Venture Partners discussed above) of approximately $3,414,000 per annum, with any remaining net cash flow distributable 49% to JMB/900 and 51% to the Venture Partners.

     The Progress Partners venture agreement further provides that net sale or refinancing proceeds are distributable to JMB/900 and the Venture Partners, on a pro rata basis, in an amount equal to the sum of any deficiencies in the receipt of their respective cumulative preferred returns of net cash flow plus certain contributions to the venture made by JMB/900 to pay for the Venture Partners' Guaranteed Payments. Next, proceeds will be distributable to the Venture Partners in an amount equal to $20,000,000. JMB/900 is entitled to receive the next $21,000,000 and the Venture Partners will receive the next $42,700,000. Any remaining net proceeds are to be distributed 49% to JMB/900 and 51% to the Venture Partners. As discussed above, the $20,000,000 loan to the Venture Partners matures upon sale or refinancing (under certain conditions) of the property. The $20,000,000 distribution level to the Venture Partners would be used to pay off the $20,000,000 loan from JMB/900. Furthermore, to the extent that JMB/900 has not received annual distributions equal to the interest payable on the $20,000,000 loan discussed above, JMB/900's preferred return deficiency is increased by the amounts not received.

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

    During the fourth quarter of 1996, The State of Maryland Deposit Insurance Fund Corporation (the "MDIFC") commenced an action against PPI and JRA to collect on a certain note receivable by foreclosing its security interest in PPI and JRA's interest in Progress Partners. The trial court in that action has entered summary judgment in favor of MDIFC for in excess of $6 million and authorized MDIFC to conduct a sale of PPI's and JRA's interest in Progress Partners. MDIFC then entered into an agreement with JMB/900 which provided that if MDIFC acquired those interests at the sale, MDIFC would convey those interests to JMB/900. MDIFC's scheduled sale was cancelled as a result of the bankruptcy filing of JRA and PPI discussed below. After the scheduled sale was cancelled, an affiliate of PPI purchased MDIFC's claims. As a result, there are no assurances that the agreement with MDIFC or its successor will be consummated.

     Concurrent with the lawsuit filed by the MDIFC, FDIC has filed two additional lawsuits against JMB/900, PPI, JRA, and other non-affiliated defendants, in an attempt, among other things, to obtain a legal resolution of competing claims made as to the interests in PC-900 and to challenge the consent given by JMB/900 in 1990 to allow MDIFC, in the event it acquired PPI and JRA's interest through foreclosure, to become a partner of Progress Partners. JMB/900 has been discussing a settlement with the FDIC in which JMB/900 would purchase the interest of the FDIC and/or PC-900 in Progress Partners. If a settlement is not achieved and the FDIC pursues these actions, JMB/900 intends to vigorously defend itself.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI has effected a settlement with MDIFC by purchasing its claims. JMB/900 is presently pursuing its claims against the Venture Partners in the bankruptcy forum and is attempting to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners have threatened to assert claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denies that such claims are due and owing and contends that, in any event, such claims are offset by PPI's failure to pay interest on the $20 million loan discussed above in the amount of approximately $36 million. To the extent that JMB/900 is required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may be allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 may not be returned the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would create a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 has taken the position that to the extent that is has not received annual distributions equal to the interest payable on the $20,000,000 loan discussed above, JMB/900's preferred return deficiency is increased by the amounts not received, but the Venture Partners have disputed this characterization.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow (as defined) after debt service and capital expenditures and after repayment of costs associated with and deposits made by Progress Partners in connection with the loan extension (totaling approximately $3,229,000 of which approximately $1,335,000 was advanced to Progress Partners by JMB/900) was paid into an escrow account controlled by the lender. Such escrow including interest earned thereon can be used by Progress Partners for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the Progress Partners once 90% of such leased space has been renewed or released. As of July 1996, all of the amounts advanced by Progress Partners have been repaid to Progress Partners and subsequently distributed to JMB/900 (of which the Partnership's share was approximately $1,000,000).

The escrow balance at December 31, 1997 is approximately $4,658,000.

     The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     WELLS FARGO CENTER - SOUTH TOWER

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

     The mortgage note secured by the property (with a balance of approximately $178,221,000 and accrued interest of approximately $1,488,000 as of December 31, 1997), matured December 1, 1994. The Partnership and the joint venture had been in discussions with the lender regarding an extension of the mortgage note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In the fourth quarter of 1996, the joint venture and the lender reached an agreement to modify the mortgage note. The agreement provides that the mortgage note secured by the property be extended to September, 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The mortgage lender received a $2,000,000 extension fee paid by the venture partners in their ownership percentages (of which the Partnership's share was $350,000).

     The promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership had been in discussion with the lender regarding an extension of the promissory note. The Partnership has ceased making debt service payments on the promissory note.

In the fourth quarter of 1996, the Partnership reached an agreement with the lender to modify the promissory note (with a principal balance of $12,250,000 and accrued interest of approximately $3,270,000 prior to modification). The Partnership's amended and restated promissory note has an adjusted balance of approximately $26,349,000 consisting of the original principal loan balance, unpaid accrued interest, the Partnership's share of the mortgage loan extension fee and a restructuring fee of approximately $6,118,000. The promissory note is due September 2003 and accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

     In conjunction with the note modifications, the South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed and the Partnership's 1997 share of income (approximately $152,000) has not been recognized as such amount is not considered realizable.

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

     The joint venture partner's obligations to the Partnership were guaranteed by certain of the joint venture partner's principals. The Partnership filed a lawsuit against the joint venture partner and certain of the joint venture partner's principals seeking to recover damages resulting from their defaults. On April 3, 1992, the Partnership signed a settlement agreement with the joint venture partner and its principals. Under the terms of the settlement, the Partnership was scheduled to receive total payments of $4,075,000. The Partnership received $650,000 of this amount upon execution of the agreement. The remainder of the settlement amount was represented by a promissory note issued to the Partnership in the amount of $3,425,000. The note provided for monthly interest payments over a six-year period at interest rates which vary from 4.8613% to 5.3684% per annum. In addition, the note provided for annual principal payments of $400,000 due every April for five years with a final payment in the amount of $1,425,000 which was scheduled to be due on April 3, 1998. The venture partner contacted the Partnership to discuss payment of this amount at the end of 1997. The Partnership agreed to accept a payment of $1,400,000 if paid by the end of 1997. The Partnership received the final payment on December 31, 1997. Due to the uncertainty of collection of the settlement amounts, settlement payments have been reflected in other income when collected.

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

A receiver was appointed for the property and the previously affiliated third party property manager continued to manage the property on behalf of the receiver. Title to the property transferred to the lender on March 27, 1996. As a result of the transfer of title, the Partnership was relieved of all obligations related to the property, including an estimated $100,000 in earthquake repairs related to the January 17, 1994 earthquake in Southern California as discussed below. The property was classified as held for sale or disposition as of January 1, 1996 and therefore was not subject to continued depreciation. The accompanying consolidated financial statements include $16,000,000 as the cumulative effect of an accounting change to record value impairment and $23,622,011 of extraordinary gain on extinguishment of debt upon the lender's taking title to the property for the year ended December 31, 1996. The Partnership recognized a gain of approximately $9,200,000 for Federal income tax purposes in 1996 with no corresponding distributable proceeds.

     During June 1995, the Partnership received notice from the City of Los Angeles which required submission of a report indicating the number of welded connections damaged and proposed repair procedures. Based upon the findings and cost estimates of independent structural engineers, the cost of making the necessary repairs was estimated at approximately $100,000. Accordingly, the extraordinary item recorded for such costs in 1994 of $3 million was reversed in the Partnership's 1995 consolidated financial statements.

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

     LOUIS JOLIET MALL

     The second mortgage loan matured on September 1, 1995. During September 1995, the Partnership finalized a refinancing of the property's first (with a principal balance of approximately $12,400,000) and second (with a principal balance of $10,000,000 and accrued and deferred interest of approximately $2,500,000) mortgage loans with a new seven year first mortgage loan in the amount of $26,000,000. Such refinancing resulted in approximately $382,000 in net proceeds after payment of the existing loans, closing costs and prepayment penalty, which the Partnership retained for working capital purposes. The new loan matures on October 1, 2002 and may be prepaid after the second loan year with a yield maintenance prepayment
penalty.   As a result of the early refinancing of the first mortgage loan
(scheduled maturity April, 1998), the Partnership paid a prepayment penalty of approximately $204,000.

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

     Distributions of operating cash flow totalling approximately $1.5 million (the Partnership's share was approximately $750,000) since the effective date of the refinancing have also represented a partial return to the partners of the additional capital contributed. As of December 31, 1997, the total remaining unpaid additional capital contributed, including the unpaid return thereon, is $1,973,166, of which the Partnership's share is $986,583.

     During the third quarter of 1997, the Partnership commenced marketing the property for sale. The Partnership's ability to sell the property is subject to the joint venture partner's right of first refusal to purchase the Partnership's interest in the joint venture for an amount which would be received by the Partnership in connection with a third party sale of the property. In the fourth quarter of 1997, the Partnership obtained a non-binding letter of intent to sell the property to an unaffiliated third party. The Partnership properly notified the venture partner, and in January 1998 the venture partner notified the Partnership that it was exercising its right of first refusal. As a result, the venture partner will purchase the Partnership's interest for an amount equal to what the Partnership would have received in the sale to the unaffiliated third party. The Partnership expects that the sale of the interest in the joint venture will close in the second quarter of 1998. A sale at the proposed terms would result in a gain for both financial reporting and Federal income tax purposes in 1998. However, there can be no assurance that such sale will be finalized.

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

     YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for. The joint venture has filed a suit against the lender for breach of its obligation. There are no assurances that the joint venture will recover any amounts as a result of this action.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and
1996:
                                                 1997          1996
                                             -----------   -----------
17% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003.    $26,348,759    22,610,827

8.03% first mortgage note; secured
 by the Louis Joliet Mall in
 Joliet, Illinois; monthly interest
 only payments of $173,983 until
 May 1997; beginning May 1, 1997,
 monthly principal and interest
 payments of $201,189 until November 1,
 2002 when the remaining balance
 of $23,751,765 is due. . . . . . . . . .     25,777,187    26,000,000
                                            ------------  ------------
          Total debt. . . . . . . . . . .     52,125,946    48,610,827
          Less current portion
            of long-term debt . . . . . .        357,323       251,510
                                            ------------  ------------
          Total long-term debt. . . . . .   $ 51,768,623    48,359,317
                                            ============  ============

     Five year maturities of long-term debt are as follows:

                    1998. . . . . . . . . .     $   357,323
                    1999. . . . . . . . . .         387,096
                    2000. . . . . . . . . .         419,350
                    2001. . . . . . . . . .         454,291
                    2002. . . . . . . . . .      24,159,127


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

     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Holders of Interests have received (i) cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the net sale or refinancing proceeds previously distributed, equal a 6% annual non-compounded return on the Holders' average capital investment for each year (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive over the remaining term of the Partnership, distributions to the levels described above. Accordingly, $1,742,000 of proceeds have been deferred for the General Partners at December 31, 1997. The General Partners have received $121,527 of sale proceeds as of December 31, 1997 representing its 1% share of total sale distributions made which will be required to be returned to the Partnership before liquidation of the Partnership.

LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership's principal asset is one shopping mall. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful life. Leases with commercial tenants range in term from one to 34 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, such leases provide for additional rent based upon percentages of tenant sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                    1998. . . . . . . . . .     $ 3,787,423
                    1999. . . . . . . . . .       3,447,839
                    2000. . . . . . . . . .       3,252,929
                    2001. . . . . . . . . .       3,119,555
                    2002. . . . . . . . . .       2,835,810
                    Thereafter. . . . . . .       7,005,129
                                                -----------
                                                $23,448,685
                                                ===========

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $437,532, $638,884 and $472,344 for the years ended December 31, 1997, 1996 and 1995, respectively.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                          1997       1996       1995       1997
                        --------   --------   --------  ------------
Property management
 and leasing fees . .   $284,751    273,795    433,723        --
Insurance commissions     33,198     28,745     64,121        --
Reimbursement (at
 cost) for accounting
 services . . . . . .     31,183     23,190    178,371      13,176
Reimbursement (at
 cost) for portfolio
 management services.     73,802     53,223     73,169      18,107
Reimbursement (at
 cost) for legal
 services . . . . . .     14,301     11,557     10,599       2,806
Reimbursement (at
 cost) for administra-
 tive charges and
 other out-of-pocket
 expenses . . . . . .        369      4,684    203,318        --
                        --------   --------  ---------     -------
                        $437,604    395,194    963,301      34,089
                        ========   ========  =========     =======

     In February 1995, the Partnership distributed $81,017 to the General Partners out of proceeds from the sale or refinancing of certain investment properties.

     Reference is made to the JMB/NYC discussion above regarding the Partnership's obligation to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of December 31, 1997, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $548,523.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees as more fully discussed above.
Such fees deferred by the affiliate were approximately $1,839,000, of which $919,500 is the Partnership's share, at December 31, 1997.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, provided certain property management services to Wilshire Bundy Plaza. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The fees earned by such company from the Partnership for the twelve months ended December 31, 1995 and through March 27, 1996, the date of disposition, were approximately $11,600 and $2,900, respectively, all of which have been paid.

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/Piper, JMB/Piper II, JMB/900, 1090 Vermont, Wells Fargo Center - South Tower and their unconsolidated ventures as of and for the years ended December 31, 1997 and 1996 is presented below.

                                        1997            1996
                                   --------------  --------------

Current assets. . . . . . . . . .  $   24,794,458      19,088,667
Current liabilities . . . . . . .     (17,174,163)    (15,658,749)
                                   --------------  --------------
    Working capital (deficit) . .       7,620,295       3,429,918
                                   --------------  --------------
Investment properties, net. . . .     303,295,449     313,943,511
Other assets. . . . . . . . . . .      55,178,757      58,597,201
Other liabilities . . . . . . . .      (3,463,866)     (6,270,436)
Long-term debt. . . . . . . . . .    (382,675,620)   (411,676,331)
                                   --------------  --------------
    Partners' capital (deficit) .  $  (20,044,985)    (41,976,137)
                                   ==============  ==============
Represented by:
  Invested capital. . . . . . . .  $  316,716,544     316,716,544
  Cumulative distributions. . . .    (114,135,154)   (113,495,154)
  Cumulative income (losses). . .    (222,626,375)   (245,197,527)
                                   --------------  --------------
                                   $  (20,044,985)    (41,976,137)
                                   ==============  ==============
Total income. . . . . . . . . . .  $   91,294,780      92,016,328
                                   ==============  ==============
Expenses applicable to
  operating income. . . . . . . .  $   69,851,004      95,820,488
                                   ==============  ==============
Net income (loss) (including
  income from reversal of
  accrued contingent
  interest of $18,600,000
  in 1997). . . . . . . . . . . .  $   21,443,776      (3,804,160)
                                   ==============  ==============


     Total income, expenses related to operating loss and net loss for the above mentioned ventures for the year ended December 31, 1995 were $89,571,732, $105,260,956 and ($15,689,224).

     During 1996, as a result of the restructuring of Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differs from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's 1997 share of income from Wells Fargo Center - South Tower (approximately $152,000) has not been recognized as such amount is not considered realizable.

                                                                                                           SCHEDULE III
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                       (A LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE
                                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1997


                                                                   COSTS
                                     INITIAL COST TO            SUBSEQUENT           GROSS AMOUNT AT WHICH CARRIED
                                     PARTNERSHIP (A)          TO ACQUISITION             AT CLOSE OF PERIOD (B)
                              -----------------------------   -------------- --------------------------------------------
                                 LAND AND       BUILDINGS       LAND AND          LAND AND      BUILDINGS
                                 LEASEHOLD        AND         BUILDINGS AND      LEASEHOLD         AND
              ENCUMBRANCE(C)     INTEREST      IMPROVEMENTS   IMPROVEMENTS        INTEREST     IMPROVEMENTS     TOTAL (D)
              --------------    -----------    ------------  ---------------     ----------    ------------   -----------
SHOPPING MALL:
 Joliet,
  Illinois. .    $25,777,187      4,100,414      35,752,871       9,179,402       4,100,414      44,932,273    49,032,687
                 -----------      ---------      ----------       ---------       ---------      ----------    ----------

    Total . .    $25,777,187      4,100,414      35,752,871       9,179,402       4,100,414      44,932,273    49,032,687
                 ===========      =========      ==========       =========       =========      ==========    ==========


                                                                                                 SCHEDULE III - CONTINUED
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                       (A LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE
                                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1997
                                                                                  LIFE ON WHICH
                                                                                  DEPRECIATION
                                                                                   IN LATEST
                                                                                  STATEMENT OF          1997
                              ACCUMULATED              DATE OF        DATE         OPERATIONS       REAL ESTATE
                             DEPRECIATION(E)        CONSTRUCTION    ACQUIRED      IS COMPUTED          TAXES
                            ----------------        ------------   ----------   ---------------     -----------
SHOPPING MALL:
 Joliet, Illinois . . . . .      $15,038,064            1978          7/31/85        5-30 years         554,714
                                 -----------                                                            -------
     Total. . . . . . . . .      $15,038,064                                                            554,714
                                 ===========                                                            =======

Notes:
     (A)  The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $48,345,494.
     (C)  Amounts disclosed exclude current accrued interest.


                                                                                                 SCHEDULE III - CONTINUED
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                       (A LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE
                                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1997



(D)  Reconciliation of real estate owned:

                                                             1997                1996                 1995
                                                         ------------        ------------        ------------
     Balance at beginning of period . . . . . . . . .    $ 48,640,452         112,841,793         161,748,228
     Additions during period. . . . . . . . . . . . .         392,235             608,071           1,487,605
     Disposals during period. . . . . . . . . . . . .           --            (48,809,412)        (50,394,040)
     Provision for value impairment . . . . . . . . .           --            (16,000,000)              --
                                                         ------------        ------------        ------------
     Balance at end of period . . . . . . . . . . . .    $ 49,032,687          48,640,452         112,841,793
                                                         ============        ============        ============

(E)  Reconciliation of accumulated depreciation:
     Balance at beginning of period . . . . . . . . .    $ 15,038,064          36,814,248          49,431,004
     Depreciation expense . . . . . . . . . . . . . .           --              1,462,969           4,155,575
     Disposals. . . . . . . . . . . . . . . . . . . .           --            (23,239,153)        (16,772,331)
                                                         ------------        ------------        ------------
     Balance at end of period . . . . . . . . . . . .    $ 15,038,064          15,038,064          36,814,248
                                                         ============        ============        ============


                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV:

     We have audited the combined financial statements of JMB/Piper I Associates ("JMB/Piper") and JMB/Piper II Associates ("JMB/Piper II"), unconsolidated ventures of Carlyle Real Estate Limited Partnership - XIV ("Partnership") as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the combined financial statement schedule listed in the accompanying index. These combined financial statements and combined financial statement schedule are the responsibility of the General Partners of the Partnership.

Our responsibility is to express an opinion on these combined financial statements and combined financial statement schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of JMB/Piper and JMB/Piper II, unconsolidated ventures of Carlyle Real Estate Limited Partnership - XIV as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                             JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                 (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                                           COMBINED BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $   733,133           73,641
  Rents and other receivables, net of allowance
    for doubtful accounts of approximately $209,421
    and $142,812 for 1997 and 1996, respectively. . . . . . . . . . .        163,356          (35,672)
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         55,276           55,276
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .      4,721,865        3,933,246
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      5,673,630        4,026,491
                                                                        ------------      -----------
Investment property - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           4,766,320
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --         112,068,994
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --         (46,882,483)
                                                                        ------------      -----------
          Total property held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .          --          69,952,831
                                                                        ------------      -----------
  Property held for sale or disposition . . . . . . . . . . . . . . .     67,644,328            --
                                                                        ------------      -----------
          Total investment property . . . . . . . . . . . . . . . . .     67,644,328       69,952,831
                                                                        ------------      -----------
Venture partners' deficit in ventures . . . . . . . . . . . . . . . .     21,325,813       20,198,437
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .        528,452          621,095
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      1,755,023        1,968,673
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .      1,928,536        2,852,703
                                                                        ------------      -----------
                                                                        $ 98,855,782       99,620,230
                                                                        ============      ===========






                             JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                 (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                                     COMBINED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .   $  4,338,264        4,421,610
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      5,414,041        3,565,144
  Long-term debt - principal reduction accrual. . . . . . . . . . . .        385,523          741,627
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .         20,915            8,295
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .     10,158,743        8,736,676
                                                                        ------------      -----------
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         10,311            8,406
Long-term debt - accrued contingent interest. . . . . . . . . . . . .      3,642,763       22,242,763
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     95,741,149       96,126,672

Commitments and contingencies
                                                                        ------------      -----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .    109,552,966      127,114,517
                                                                        ------------      -----------
Partners' capital accounts (deficits):
  Carlyle-XIV:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .     32,527,205       32,527,205
    Cumulative net income (loss). . . . . . . . . . . . . . . . . . .    (23,655,535)     (32,054,087)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (14,225,051)     (14,225,051)
                                                                        ------------      -----------
                                                                          (5,353,381)     (13,751,933)
                                                                        ------------      -----------
  Venture Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .     32,536,784       32,536,784
    Cumulative net income (loss). . . . . . . . . . . . . . . . . . .    (23,655,536)     (32,054,087)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (14,225,051)     (14,225,051)
                                                                        ------------      -----------
                                                                          (5,343,803)     (13,742,354)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .    (10,697,184)     (27,494,287)
                                                                        ------------      -----------

                                                                        $ 98,855,782       99,620,230
                                                                        ============      ===========


                               See accompanying notes to financial statements.

                             JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                 (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                                      COMBINED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 21,418,528       20,516,724      19,826,931
  Interest income . . . . . . . . . . . . . . . . .          99,316          108,233         123,917
                                                       ------------     ------------    ------------
                                                         21,517,844       20,624,957      19,950,848
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .      10,250,000       10,250,000      15,907,143
  Depreciation. . . . . . . . . . . . . . . . . . .       2,647,695        3,524,730       3,514,561
  Property operating expenses . . . . . . . . . . .      11,293,964       11,183,021      10,039,372
  Amortization of deferred expenses . . . . . . . .         256,458          334,116         369,317
  Reversal of accrued contingent interest . . . . .     (18,600,000)           --              --
                                                       ------------     ------------    ------------
                                                          5,848,117       25,291,867      29,830,393
                                                       ------------     ------------    ------------

                                                         15,669,727       (4,666,910)     (9,879,545)
Venture partners' share of ventures' operations . .       1,127,376        1,498,601       1,508,363
                                                       ------------     ------------    ------------

          Net earnings (loss) . . . . . . . . . . .    $ 16,797,103       (3,168,309)     (8,371,182)
                                                       ============     ============    ============














                               See accompanying notes to financial statements.

                               JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                   (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                          COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          VENTURE
                                                       CARLYLE-XIV        PARTNERS          TOTAL
                                                       ------------      -----------     -----------
Balance at December 31, 1994. . . . . . . . . . . .    $ (7,719,687)      (7,710,109)    (15,429,796)

Capital contributions . . . . . . . . . . . . . . .         505,000          505,000       1,010,000
Net earnings (loss) . . . . . . . . . . . . . . . .      (4,185,591)      (4,185,591)     (8,371,182)
                                                       ------------      -----------     -----------

Balance at December 31, 1995. . . . . . . . . . . .     (11,400,278)     (11,390,700)    (22,790,978)

Cash distributions. . . . . . . . . . . . . . . . .        (767,500)        (767,500)     (1,535,000)
Net earnings (loss) . . . . . . . . . . . . . . . .      (1,584,155)      (1,584,154)     (3,168,309)
                                                       ------------      -----------     -----------

Balance at December 31, 1996. . . . . . . . . . . .     (13,751,933)     (13,742,354)    (27,494,287)

Net earnings (loss) . . . . . . . . . . . . . . . .       8,398,552        8,398,551      16,797,103
                                                       ------------      -----------     -----------

Balance at December 31, 1997. . . . . . . . . . . .    $ (5,353,381)      (5,343,803)    (10,697,184)
                                                       ============      ===========     ===========















                                 See accompanying notes to financial statements.

                               JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                   (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                            1997            1996             1995
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $16,797,103       (3,168,309)     (8,371,182)
  Items not requiring cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .       2,647,695        3,524,730       3,514,561
    Amortization of deferred expenses . . . . . . .         256,458          334,116         369,317
    Venture partners' share of ventures' operations      (1,127,376)      (1,498,601)     (1,508,363)
    Changes in:
     Rents and other receivables,net. . . . . . . .        (199,028)         (54,775)        (82,442)
     Accrued rents receivable . . . . . . . . . . .         924,167          927,230         690,986
     Accounts payable . . . . . . . . . . . . . . .       1,848,897          822,873         759,824
     Accrued real estate taxes. . . . . . . . . . .         (83,346)       1,022,046         174,345
     Long-term debt - accrued contingent interest .     (18,600,000)        (854,167)      5,708,278
     Unearned rents . . . . . . . . . . . . . . . .          12,620          (93,194)         89,150
     Tenant security deposits . . . . . . . . . . .           1,905           (4,294)          8,588
     Escrow deposits. . . . . . . . . . . . . . . .        (788,619)        (790,109)       (681,685)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       1,690,476          167,546         671,377
                                                       ------------      -----------     -----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . .        (339,192)        (364,545)       (318,174)
  Payments on notes receivable. . . . . . . . . . .          92,643           94,121          86,308
  Payment of deferred expenses. . . . . . . . . . .         (42,808)         (17,221)        (51,384)
                                                       ------------      -----------     -----------
          Net cash used in investing activities . .        (289,357)        (287,645)       (283,250)
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (741,627)        (464,178)       (353,251)
  Cash contributions from Carlyle-XIV . . . . . . .           --               --            505,000
  Cash distributions to Carlyle-XIV . . . . . . . .           --            (767,500)          --
  Cash contributions from venture partners. . . . .           --               --            505,000
  Cash distributions to venture partners. . . . . .           --            (767,500)          --
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .        (741,627)      (1,999,178)        656,749
                                                       ------------      -----------     -----------





                                JMB/PIPER ASSOCIATES AND JMB/PIPER II ASSOCIATES
                   (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                                  COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996             1995
                                                       ------------      -----------     -----------

          Net increase (decrease) in cash
            and cash equivalents  . . . . . . . . .         659,492       (2,119,277)      1,044,876

          Cash and cash equivalents,
            beginning of the year . . . . . . . . .          73,641        2,192,918       1,148,042
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of the year . . . . . . . . . . . .    $    733,133           73,641       2,192,918
                                                       ============      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $ 10,250,000       11,104,167      10,198,865
                                                       ============      ===========     ===========



























                                 See accompanying notes to financial statements.

          JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                      (UNCONSOLIDATED VENTURES OF
            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                NOTES TO COMBINED FINANCIAL STATEMENTS

                   December 31, 1997, 1996 and 1995


OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint ventures, JMB/Piper Associates I ("JMB/Piper") and JMB/Piper II Associates ("JMB/Piper II"), in which Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV" or "Partnership") owns a direct interest.

     JMB/Piper holds a majority interest in OB/Joint Venture II Limited Partnership which, in turn with unaffiliated partners, owns a majority interest in 222 S. Ninth Street Limited Partnership ("222 South"). 222 South owns a commercial office building ("Piper Jaffray Tower") in downtown Minneapolis, Minnesota. JMB/Piper also holds a majority interest in OB/Joint Venture I Limited Partnership ("OB/I") with JMB/Piper II holding the other minority interest. OB/I owns the land underlying 222 South's office building. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate. All transactions between the combined ventures have been eliminated in the combined financial statements.

     The preparation of financial statements in accordance with GAAP requires the ventures to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     JMB/Piper and JMB/Piper II have classified Piper Jaffray Tower as held for sale as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond that date.

     The accounting policies of the JMB/Piper and JMB/Piper II are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's financial statements filed with this annual report. Such notes are incorporated herein by reference.

VENTURE AGREEMENT

     A description of the venture agreement is contained in the Notes to Consolidated Financial Statements of Carlyle-XIV. Such note is hereby incorporated herein by reference.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                 1997         1996
                                             -----------   ----------
10.5% per annum mortgage note; secured by
 Piper Jaffray Tower; payable in monthly
 installments of interest only of $854,167
 until maturity in January 2020 . . . . .    $96,126,672   96,868,299

      Less long-term debt
        principal reduction . . . . . . .        385,523      741,627
                                             -----------   ----------
      Total long-term debt. . . . . . . .    $95,741,149   96,126,672
                                             ===========   ==========

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $96,127,000 is outstanding as of December 31, 1997. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for the years ended December 31, 1995, 1996 or 1997. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1995 and 1996 totalled $464,178 and $741,627, respectively. During 1997, excess cash flow generated under this agreement was $385,523 which is expected to be remitted to the lender during the second quarter of 1998.

     Furthermore, repayment of the loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. Therefore, during 1996 and 1997, interest expense of $10,250,000 was recognized at the loan's stated payment rate.
Additionally, based on JMB/Piper's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness including interest under the mortgage loan is approximately $99,769,000 and $119,111,000 at December 31, 1997 and 1996, respectively.


LEASES - As Property Lessor

     At December 31, 1997, JMB/Piper and JMB/Piper II's principal asset is an office building. JMB/Piper and JMB/Piper II have determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned. Leases range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. A substantial portion of the ability of the office tenants at Piper Jaffray Tower to honor their leases is dependent upon the office economic sector.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), to be received in the future under the above operating commercial lease agreements, are as follows:

                   1998 . . . . . . . . . .    $10,981,448
                   1999 . . . . . . . . . .     10,971,855
                   2000 . . . . . . . . . .      5,722,682
                   2001 . . . . . . . . . .      3,864,448
                   2002 . . . . . . . . . .      3,482,907
                   Thereafter . . . . . . .      5,344,847
                                               -----------
                                               $40,368,187
                                               ===========

                                                                                          SCHEDULE III

                             JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                 (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                              COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1997



                                                         COSTS
                                                      CAPITALIZED
                                INITIAL COST           SUBSEQUENT           GROSS AMOUNT AT WHICH CARRIED
                               TO VENTURES (A)      TO ACQUISITION              AT CLOSE OF PERIOD (B)
                           ------------------------- --------------    ------------------------------------
                                         BUILDINGS       LAND,                      BUILDINGS
               ENCUMBRANCE                 AND       BUILDINGS AND                     AND
                   (C)         LAND     IMPROVEMENTS IMPROVEMENTS         LAND     IMPROVEMENTS   TOTAL (D)
               -----------  ----------- ---------------------------    ----------  ------------ -----------
OFFICE BUILDING:
 Piper Jaffray
  Tower
  Minneapolis,
  Minnesota .  $96,126,672   4,400,998    96,546,781     16,226,727     4,766,320   112,408,186 117,174,506
               ===========  ===========   ==========     ==========    ==========   =========== ===========


                                                                                          SCHEDULE III

                             JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                 (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                              COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1997

                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1997
                                   ACCUMULATED           DATE OF      DATE        OPERATIONS    REAL ESTATE
                                  DEPRECIATION(E)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
OFFICE BUILDING:
 Piper Jaffray
  Tower
  Minneapolis,
  Minnesota . . . . . . . . . . . .    49,530,178         12/84         12/84     5 - 30 years    4,263,895
                                      ===========                                                 =========

Notes:

   (A) The initial cost to JMB/Piper and JMB/Piper II represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

   (B) The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was approximately $105,968,000.

   (C) Amounts disclosed exclude accrued contingent interest.


                                                                                          SCHEDULE III

                             JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                 (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                              COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1997

       (D)  Reconciliation of real estate owned:
                                                             1997            1996              1995
                                                         ------------    ------------     ------------

     Balance at beginning of period . . . . . . . . .    $116,835,314     116,470,769      116,152,595
     Additions during period. . . . . . . . . . . . .         339,192         364,545          318,174
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $117,174,506     116,835,314      116,470,769
                                                         ============    ============     ============

       (E)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $ 46,882,483      43,357,753       39,843,192
     Depreciation expense . . . . . . . . . . . . . .       2,647,695       3,524,730        3,514,561
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $ 49,530,178      46,882,483       43,357,753
                                                         ============    ============     ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of in or disagreements with accountants during 1996 or 1997.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., which is an Illinois limited partnership. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"),JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG") and Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Managers, Inc., the general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1997 the General Partners received no distributions and Corporate General Partner received no management fees. The General Partners received a share of Partnership income for tax purposes aggregating $108,474 in 1997.

     An affiliate of the Corporate General Partner provided property management services during 1997 for Louis Joliet Mall. In 1997, such affiliate earned property management and leasing fees amounting to $284,751 for such services, all of which were paid as of December 31, 1997. In addition, an affiliate of the Corporate General Partner had managed the Piper Jaffray Tower through November 1994. In conjunction with the August 1992 loan modification, the affiliated property manager agreed to defer receipt of its property management fees, which aggregated $1,839,000 through November 1994 at December 31, 1997. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice. In December 1994 the affiliated property manager entered into an agreement with an unaffiliated third party for the sub-management of the 900 Third Avenue building. Property management fees for this property were $477,515 in 1997, all of which were paid to the sub-manager.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1997 aggregating $33,198 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $74,171, of which $18,107 was unpaid at December 31, 1997. Additionally, the General Partners are also entitled to reimbursements for legal and accounting services. Such costs for 1997 were $45,484, of which $15,982 was unpaid as of December 31, 1997.

     The Partnership had obligations to fund, on demand, $1,200,000 and $1,200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). During 1996, these obligations were reduced to $400,000 and $400,000, respectively. As of December 31, 1997, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $548,523.

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

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                        NAME OF                            AMOUNT AND NATURE
                        BENEFICIAL                         OF BENEFICIAL                       PERCENT
TITLE OF CLASS          OWNER                              OWNERSHIP                           OF CLASS
--------------          ----------                         -----------------                   --------
Limited Partnership
 Interests and Assignee
 Interests therein      JMB Realty Corporation             5 Interests (1)                     Less than 1%
                                                           indirectly

Limited Partnership
 Interests and Assignee
 Interests therein      Corporate General Partner,         18.48473 Interests (1) (2) (3)      Less than 1%
                        its officers and
                        directors and the
                        Associate General
                        Partner as a group


     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     (2)  Includes 11.92207 Interests owned by two officers for which each such officer has sole investment and voting power as to such Interests so owned.

     (3)  Includes 1.56266 Interests owned by an estate for which an officer acts as co-executor and is deemed to have shared voting and investment power.

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

             (1) Financial Statements (See Index to Financial Statements filed with this annual report).

             (2)  Exhibits.

                  3-A.*    Amended and Restated Agreement of Limited
Partnership.

                  3-B.*    Assignment Agreement by and among the
Partnership, the General Partners and the Initial Limited Partner.

                  3-C.     Acknowledgement of rights and duties of the
General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated by reference to Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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

                  10-T.    Purchase Agreement as amended including
exhibits thereto, dated August 29, 1996 between Mariners Pointe Associates, Ltd. and Mariners Pointe L.L.C. is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-U.    Documents relating to the operating agreement
of Maguire Thomas Partners-South Tower, L.L.C. are hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-V.    Consent of Director of Carlyle-XIV Managers,
Inc. (known as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-W.    Consent of Director of Carlyle-XIII, Managers,
Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-X.    Allonge to demand note between Carlyle Real
Estate Limited Partnership-XIV and Carlyle Managers, Inc. dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-Y.    Allonge to demand note between Carlyle Real
Estate Limited Partnership-XIV and Carlyle Investors, Inc., dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-Z.    Indemnification agreement between Property
Partners, L.P., Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. dated as of October 10, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-AA.   Agreement of Limited Partnership of 237/1290
Lower Tier Associates, L.P. dated as of October 10, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-BB.   Amended and Restated Limited Partnership
Agreement of 237/1290 Upper Tier Associates, L.P. dated as of October 10, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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

        No annual report for the year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1998

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1998

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1998

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 1998

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 25, 1998

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 1998

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

4-C.      Documents relating to the modification
          and extension of the mortgage loan
          secured by Wells Fargo-South Tower        Yes

4-D.      Amended and restated promissory note
          of Wells Fargo Bank                       Yes

4-E.      Loan modification agreement of
          Wells Fargo Bank                          Yes

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

10-U.     Purchase Agreement as amended including
          exhibits thereto, dated August 29,
          1996 between Mariners Pointe Associates,
          Ltd. and Mariners Pointe, L.L.C.          Yes

10-V.     Documents relating to the operating
          agreement of Maguire Thomas Partners-
          South Tower, L.L.C.

10-W.     Consent of Director of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.) dated October 31,
          1996                                      Yes

10-X.     Consent of Director of Carlyle-XIII,
          Managers, Inc. (known as Carlyle
          Investors, Inc.) dated October 31,
          1996                                      Yes

10-Y.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIV and Carlyle Managers,
          Inc. dated October 31, 1996               Yes

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----

10-Z.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIV and Carlyle
          Investors, Inc., dated
          October 31, 1996                          Yes

10-AA.    Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P. and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                          Yes

10-BB.    Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996              Yes

10-CC.    Amended and Restated Limited Partnership
          Agreement of 237/1290 Upper Tier
          Associates, L.P. dated as of
          October 10, 1996                          Yes

21.       List of Subsidiaries                       No

24.       Powers of Attorney                         No

27.       Financial Data Schedule                    No