Form 10-K405/A
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1998-04-24
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                        FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1997 on Form 10-K405 as set forth in the pages attached hereto:

                            PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 17 through 27

     Item 8.  Financial Statements and Supplementary Data.
                      Pages 28 through 74


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



Dated:  April 24, 1998

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

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $21,052,000. Such funds are available for working capital requirements. The Partnership has currently budgeted in 1998 approximately $1,827,000 for tenant improvements and other capital expenditures. Such items and the Partnership's share of such similar items for its unconsolidated ventures in 1998 is currently budgeted to be approximately $2,770,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership may also use a portion of its working capital to pay a portion of the costs for a possible refinancing or modification of the loan secured by the Piper Jaffray Tower (discussed below). The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale of such investments. However, due to the property specific concerns discussed below, the Partnership currently considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be potential sources of future cash generated from operations or sales. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the property specific concerns discussed below, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

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

     During 1997, JMB/Piper, on behalf of Piper, explored refinancing alternatives with the lender. The lender has indicated that it is not willing to accept a discounted payoff of its loan, which would be necessary to refinance it. However, JMB/Piper intends to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives. Any refinancing or modification of the loan is expected to require a payment by Piper to reduce the outstanding principal and/or accrued interest on the loan. However, the Partnership will not contribute its share of funds for such purpose unless, among other things, the Partnership believes that upon sale of the property the Partnership will receive a return of such funds and a reasonable rate of return thereon. There is no assurance that any refinancing or modification of the loan will be obtained.

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








                   KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------
                                                                  1997            1996
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $ 21,051,953     18,069,904
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $27,963 for 1997 and
    $22,675 for 1996, respectively). . . . . . . . . . . . .       253,069        162,300
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        25,860         25,860
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .       292,110        250,603
                                                              ------------   ------------
          Total current assets . . . . . . . . . . . . . . .    21,622,992     18,508,667
                                                              ------------   ------------
Investment properties held for sale or disposition . . . . .    33,994,623     33,602,388
                                                              ------------   ------------

Investment in unconsolidated ventures, at equity . . . . . .     6,570,294      6,279,874
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .     1,082,305      1,158,543
Accrued rents receivable . . . . . . . . . . . . . . . . . .       559,255        453,494
                                                              ------------   ------------

                                                              $ 63,829,469     60,002,966
                                                              ============   ============





                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1997            1996
                                                              ------------   ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . .  $    357,323        251,510
  Accounts payable . . . . . . . . . . . . . . . . . . . . .     1,242,625      1,178,193
  Due to affiliates. . . . . . . . . . . . . . . . . . . . .     1,345,828      1,273,858
  Accrued interest . . . . . . . . . . . . . . . . . . . . .       172,492        173,983
  Accrued real estate taxes. . . . . . . . . . . . . . . . .       593,054        600,100
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .       151,980        276,166
                                                              ------------   ------------
          Total current liabilities. . . . . . . . . . . . .     3,863,302      3,753,810
Tenant security deposits . . . . . . . . . . . . . . . . . .        17,169         15,168
Investment in unconsolidated ventures, at equity . . . . . .     5,650,592     13,156,419
Partnership's share of the maximum unfunded obligation under the
  indemnification agreement. . . . . . . . . . . . . . . . .     8,262,766      8,531,270
Long-term debt, less current portion . . . . . . . . . . . .    51,768,623     48,359,317
                                                              ------------   ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . .    69,562,452     73,815,984

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . .         1,000          1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . .   (15,021,857)   (15,345,058)
    Cumulative cash distributions. . . . . . . . . . . . . .    (1,316,336)    (1,316,336)
                                                              ------------   ------------
                                                               (16,337,193)   (16,660,394)
                                                              ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . .   351,746,836    351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . .  (296,966,598)  (304,723,432)
    Cumulative cash distributions. . . . . . . . . . . . . .   (44,176,028)   (44,176,028)
                                                              ------------   ------------
                                                                10,604,210      2,847,376
                                                              ------------   ------------
          Total partners' capital accounts (deficits). . . .    (5,732,983)   (13,813,018)
                                                              ------------   ------------
                                                              $ 63,829,469     60,002,966
                                                              ============   ============

                 See accompanying notes to consolidated financial statements.

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   1997          1996           1995
                                               ------------  ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $  8,559,300    10,544,285     17,403,886
  Interest income. . . . . . . . . . . . . .      1,056,203       854,307      1,138,093
  Other income . . . . . . . . . . . . . . .      1,777,845       431,738        512,777
                                               ------------  ------------   ------------
                                                 11,393,348    11,830,330     19,054,756
                                               ------------  ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .      5,893,740     5,971,389     11,041,298
  Depreciation . . . . . . . . . . . . . . .          --        1,462,969      4,155,575
  Property operating expenses. . . . . . . .      4,145,604     5,289,810      9,861,497
  Professional services. . . . . . . . . . .        537,334       739,065        731,793
  Amortization of deferred expenses. . . . .        217,634       367,084        650,512
  General and administrative . . . . . . . .        783,752       659,725        686,912
  Restructuring fee. . . . . . . . . . . . .          --        6,118,255          --
                                               ------------  ------------   ------------
                                                 11,578,064    20,608,297     27,127,587
                                               ------------  ------------   ------------
                                                   (184,716)   (8,777,967)    (8,072,831)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement. . . . . . . . .        268,504         --             --
Partnership's share of  operations of unconsolidated
  ventures (including income from restructuring of
  $163,226,750 in 1996). . . . . . . . . . .      7,996,247   161,701,376    (19,392,303)
                                               ------------  ------------   ------------

    Earnings (loss) before gain on sale or
      disposition of investment properties .      8,080,035   152,923,409    (27,465,134)

Partnership's share of gains (losses) on sale
  of investment properties by unconsolidated
  ventures . . . . . . . . . . . . . . . . .          --          870,837    (29,579,058)
Gain on sales or dispositions of
  investment properties. . . . . . . . . . .          --        2,057,231     14,692,172
                                               ------------  ------------   ------------
    Earnings (loss) before
      extraordinary items. . . . . . . . . .      8,080,035   155,851,477    (42,352,020)




                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1997          1996           1995
                                               ------------  ------------   ------------
Extraordinary items:
  Gain on forgiveness of indebtedness. . . .          --       23,622,011      1,650,638
  Partnership's share of gain on
    extinguishment of indebtedness of
    unconsolidated venture . . . . . . . . .          --            --        31,264,814
  Prepayment penalty on refinanced long-term
    debt . . . . . . . . . . . . . . . . . .          --            --          (204,093)
  Provision for earthquake repairs . . . . .          --            --         3,000,000
Cumulative effect of an accounting change. .          --      (16,000,000)         --
                                               ------------  ------------   ------------
    Net earnings (loss). . . . . . . . . . .   $  8,080,035   163,473,488     (6,640,661)
                                               ============  ============   ============
    Net earnings (loss) per limited
      partnership interest:
        Earnings (loss) before gains on sale or
          disposition of investment properties $      19.35        366.18         (65.74)
        Partnership's share of gains (losses)
          on sale of investment properties
          by unconsolidated ventures . . . .          --             2.15         (73.02)
        Gains on sale or disposition of
          investment properties. . . . . . .          --             5.08          36.27
        Extraordinary items. . . . . . . . .          --            58.33          87.94
        Cumulative effect of an accounting change     --           (38.31)         --
                                               ------------  ------------   ------------
        Net earnings (loss). . . . . . . . .   $      19.35        393.43         (14.55)
                                               ============  ============   ============












                 See accompanying notes to consolidated financial statements.

                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                        CONTRI-
                                                        BUTIONS
                      NET                               NET OF     NET
          CONTRI-  EARNINGS    CASH                    OFFERING  EARNINGS      CASH
          BUTIONS   (LOSS) DISTRIBUTIONS     TOTAL      COSTS     (LOSS)   DISTRIBUTIONS   TOTAL
          ------- ----------------------- -------------------------------- -------------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994. . . .$1,000(20,281,012)(1,235,319)(21,515,331)351,746,836(456,620,305)(36,155,381)(141,028,850)

Cash dis-
 tributions. --        --       (81,017)     (81,017)     --         --      (8,020,647)(8,020,647)
Net earnings
 (loss). . . --     (806,483)     --        (806,483)     --    (5,834,178)       --    (5,834,178)
           ----------------- ----------  ---------------------------------- -----------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1995. . . .1,000(21,087,495)(1,316,336) (22,402,831)351,746,836(462,454,483)(44,176,028)(154,883,675)

Net earnings
 (loss). . . --    5,742,437      --       5,742,437      --   157,731,051        --   157,731,051
           ----------------- ----------  ---------------------------------- -----------------------




                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                        CONTRI-
                                                        BUTIONS
                      NET                               NET OF     NET
          CONTRI-  EARNINGS    CASH                    OFFERING  EARNINGS      CASH
          BUTIONS   (LOSS) DISTRIBUTIONS     TOTAL      COSTS     (LOSS)   DISTRIBUTIONS   TOTAL
          ------- ----------------------- -------------------------------- -------------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1996. . . .1,000(15,345,058)(1,316,336) (16,660,394)351,746,836(304,723,432)(44,176,028)2,847,376

Net earnings
 (loss). . . --      323,201      --         323,201      --     7,756,834        --     7,756,834
           ----------------- ----------  ---------------------------------- -----------------------
Balance
 (deficits)
 Decem-
 ber 31,
 1997. . . .$1,000(15,021,857)(1,316,336)(16,337,193)351,746,836(296,966,598)(44,176,028)10,604,210
           ================= ==========  ================================== =======================















                    See accompanying notes to consolidated financial statements.

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   1997          1996           1995
                                               ------------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .   $  8,080,035   163,473,488     (6,640,661)
  Items not requiring (providing) cash or
    cash equivalents:
      Depreciation . . . . . . . . . . . . .          --        1,462,969      4,155,575
      Amortization of deferred expenses. . .        217,634       367,084        650,512
      Amortization of discount on long-term debt      --            --           257,588
      Long-term debt - deferred accrued interest  3,737,933         --             --
      Partnership's share of the reduction of the
        maximum unfunded obligation under the
        indemnification agreement. . . . . .       (268,504)        --             --
      Restructuring fee. . . . . . . . . . .          --        6,118,255          --
      Partnership's share of operations of
        unconsolidated ventures (including income
        from restructuring of $163,662,750 in 1996)(7,996,247)(161,701,376)   19,392,303
      Partnership's share of gain (loss) on
        sale of investment properties by
        unconsolidated ventures. . . . . . .          --         (870,837)    29,579,058
      Gain on sale or disposition of investment
        properties . . . . . . . . . . . . .          --       (2,057,231)   (14,692,172)
      Extraordinary items. . . . . . . . . .          --      (23,622,011)   (35,711,359)
      Cumulative effect of an accounting change       --       16,000,000          --
  Changes in:
    Restricted funds . . . . . . . . . . . .          --         (861,169)    (2,340,567)
    Interest, rents and other receivables. .        (90,769)     (113,362)       239,454
    Prepaid expenses . . . . . . . . . . . .          --           31,273          9,665
    Escrow deposits. . . . . . . . . . . . .        (41,507)       98,715       (315,817)
    Accrued rents receivable . . . . . . . .       (105,761)      (42,471)        89,377
    Accounts payable . . . . . . . . . . . .         64,432       127,352        460,368
    Due to affiliates. . . . . . . . . . . .         71,970       129,878        168,594
    Accrued interest . . . . . . . . . . . .         (1,491)    3,474,759      6,213,384
    Deferred interest. . . . . . . . . . . .          --            --         1,200,233
    Accrued real estate taxes. . . . . . . .         (7,046)      158,390        (42,682)
    Unearned rents . . . . . . . . . . . . .       (124,186)      172,072       (302,569)
    Tenant security deposits . . . . . . . .          2,001        (7,188)        41,497
    Other liabilities. . . . . . . . . . . .          --            --          (488,549)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . .      3,538,494     2,338,590      1,923,232
                                               ------------   -----------    -----------




                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1997         1996           1995
                                                -----------   -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments . . . . . . . .          --            --         2,129,166
  Additions to investment properties . . . .       (392,235)     (608,071)    (1,487,605)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . .        200,000     3,568,234      1,576,046
  Cash proceeds from sale of investment
    properties . . . . . . . . . . . . . . .          --          777,478      2,795,768
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . .          --       (4,368,397)      (515,350)
  Payment of deferred expenses . . . . . . .       (141,396)     (198,100)      (330,216)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . .       (333,631)     (828,856)     4,167,809
                                               ------------   -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . .       (222,814)        --          (376,203)
  Proceeds received on restructuring and
    refinancing of long-term debt. . . . . .          --          350,000        381,704
  Prepayment penalty on long-term debt . . .          --            --          (204,093)
  Distributions to general partners. . . . .          --            --           (81,017)
  Distributions to limited partners. . . . .          --            --        (8,020,647)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . .       (222,814)      350,000     (8,300,256)
                                               ------------   -----------    -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . .      2,982,049     1,859,734     (2,209,215)

          Cash and cash equivalents,
            beginning of year. . . . . . . .     18,069,904    16,210,170     18,419,385
                                               ------------   -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . .   $ 21,051,953    18,069,904     16,210,170
                                               ============   ===========    ===========





                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                    1997         1996           1995
                                                -----------   -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest.   $  2,082,634     2,496,630      3,574,186
                                               ============   ===========    ===========
  Non-cash investing and financing activities:
      Sale of investment properties:
      Total sale proceeds, net of selling expenses$      --     7,277,478     17,925,768
      Principal balances due on mortgages payable     --       (6,500,000)   (15,130,000)
                                               ------------   -----------    -----------
      Cash proceeds from sale of investment
        property, net of selling expenses. .   $      --          777,478      2,795,768
                                               ============   ===========    ===========
      Extraordinary item due to forgiveness
        of indebtedness secured by
        Brittany Downs Apartments - Phase II   $      --            --         1,650,638
                                               ============   ===========    ===========
      Extraordinary item due to forgiveness
        of indebtedness secured by
        Wilshire Bundy Plaza . . . . . . . .   $      --       23,622,011          --
                                               ============   ===========    ===========
      Gross proceeds from restructuring and
        refinancing of long-term debt. . . .   $      --        9,737,838     26,000,000
      Principal and interest paid at closing          --            --       (24,985,162)
      Prepayment penalty . . . . . . . . . .          --            --          (204,093)
      Payment of deferred mortgage expense .          --            --          (429,041)
      Restructuring fee. . . . . . . . . . .          --       (6,118,255)         --
      Accrued interest . . . . . . . . . . .          --       (3,269,583)         --
                                               ------------   -----------    -----------
            Proceeds received on restructuring
              and refinancing of long-term debt$      --          350,000        381,704
                                               ============   ===========    ===========
      Gain recognized on disposition of investment
        properties . . . . . . . . . . . . .   $      --        2,928,068     14,692,172
                                               ============   ===========    ===========
      Reduction in investment in unconsolidated
        venture. . . . . . . . . . . . . . .   $    801,592     1,600,000          --
                                               ============   ===========    ===========
      Reduction in amounts due to affiliates   $      --       (1,600,000)         --
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


                                            1997                           1996
                                            -------------------------------------------------------------
                                                 TAX BASIS                     TAX BASIS
                                 GAAP BASIS     (UNAUDITED)    GAAP BASIS     (UNAUDITED)
                                ------------    ----------    ------------    ----------

Total assets . . . . . . . . .  $ 63,829,469     97,077,969    60,002,966     96,200,128

Partners' capital accounts
  (deficits):
    General partners . . . . .   (16,337,193)   (16,984,218)  (16,660,394)   (17,092,692)
    Limited partners . . . . .    10,604,210   (157,928,454)    2,847,376   (160,531,826)

Net earnings (loss):
    General partners . . . . .       323,201        108,474     5,742,437      5,635,174
    Limited partners . . . . .     7,756,834      2,603,372   157,731,051     16,430,347

Net earnings (loss)
  per limited
  partnership interest . . . .         19.35           6.49        393.43          40.97
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

     Furthermore, repayment of the loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. During 1996 and 1997, interest expense of $10,250,000 was recognized at the loan's stated payment rate. Additionally, based on the Partnership's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness, including interest under the mortgage loan, is approximately $99,769,000 and $119,111,000 at December 31, 1997 and 1996, respectively. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. During 1997, JMB/Piper, on behalf of Piper, explored refinancing alternatives with the lender. The lender has indicated that it is not willing to accept a discounted payoff of its loan, which would be necessary to refinance it. However, JMB/Piper intends to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives. Any refinancing or modification of the loan is expected to require a payment by Piper to reduce the outstanding principal and/or accrued interest on the loan. However, the Partnership will not contribute its share of funds for such purpose unless, among other things, the Partnership believes that upon sale of the property the Partnership will receive a return of such funds and a reasonable rate of return thereon. There is no assurance that any refinancing or modification of the loan will be obtained.

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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and
1996:
                                          1997         1996
                                      -----------  -----------
17% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building in Los Angeles, California; principal and accrued interest due September 2003$26,348,759 22,610,827

8.03% first mortgage note; secured
 by the Louis Joliet Mall in
 Joliet, Illinois; monthly interest
 only payments of $173,983 until
 May 1997; beginning May 1, 1997,
 monthly principal and interest
 payments of $201,189 until November 1,
 2002 when the remaining balance
 of $23,751,765 is due . . . . . . .   25,777,187   26,000,000
                                     ------------ ------------
          Total debt . . . . . . . .   52,125,946   48,610,827
          Less current portion
            of long-term debt. . . .      357,323      251,510
                                     ------------ ------------
          Total long-term debt . . . $ 51,768,623   48,359,317
                                     ============ ============

     Five year maturities of long-term debt are as follows:

                  1998 . . . . . . . .   $   357,323
                  1999 . . . . . . . .       387,096
                  2000 . . . . . . . .       419,350
                  2001 . . . . . . . .       454,291
                  2002 . . . . . . . .    24,159,127


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

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                  1998 . . . . . . . .   $ 3,787,423
                  1999 . . . . . . . .     3,447,839
                  2000 . . . . . . . .     3,252,929
                  2001 . . . . . . . .     3,119,555
                  2002 . . . . . . . .     2,835,810
                  Thereafter . . . . .     7,005,129
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

                                                 UNPAID AT
                                                DECEMBER 31,
                      1997      1996      1995     1997
                    --------  --------  --------------------
Property management
 and leasing fees. .$284,751   273,795   433,723      --
Insurance commissions 33,198    28,745    64,121      --
Reimbursement (at
 cost) for accounting
 services. . . . . .  31,183    23,190   178,371    13,176
Reimbursement (at
 cost) for portfolio
 management services  73,802    53,223    73,169    18,107
Reimbursement (at
 cost) for legal
 services. . . . . .  14,301    11,557    10,599     2,806
Reimbursement (at
 cost) for administra-
 tive charges and
 other out-of-pocket
 expenses. . . . . .     369     4,684   203,318      --
                    --------  -------- ---------   -------
                    $437,604   395,194   963,301    34,089
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

                                  1997          1996
                             ----------------------------

Current assets . . . . . . . $   24,794,458    19,088,667
Current liabilities. . . . .    (17,174,163)  (15,658,749)
                             ----------------------------
    Working capital (deficit)     7,620,295     3,429,918
                             ----------------------------
Investment properties, net .    303,295,449   313,943,511
Other assets . . . . . . . .     55,178,757    58,597,201
Other liabilities. . . . . .     (3,463,866)   (6,270,436)
Long-term debt . . . . . . .   (382,675,620) (411,676,331)
                             ----------------------------
    Partners' capital (deficit)$  (20,044,985)(41,976,137)
                             ============================
Represented by:
  Invested capital . . . . . $  316,716,544   316,716,544
  Cumulative distributions .   (114,135,154) (113,495,154)
  Cumulative income (losses)   (222,626,375) (245,197,527)
                             ----------------------------
                             $  (20,044,985)  (41,976,137)
                             ============================
Total income . . . . . . . . $   91,294,780    92,016,328
                             ============================
Expenses applicable to
  operating income . . . . . $   69,851,004    95,820,488
                             ============================
Net income (loss) (including
  income from reversal of
  accrued contingent
  interest of $18,600,000
  in 1997) . . . . . . . . . $   21,443,776    (3,804,160)
                             ============================


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


                                                         COSTS
                              INITIAL COST TO         SUBSEQUENT      GROSS AMOUNT AT WHICH CARRIED
                              PARTNERSHIP (A)       TO ACQUISITION        AT CLOSE OF PERIOD (B)
                       ---------------------------------------------------------------------------------------
                            LAND AND     BUILDINGS    LAND AND         LAND AND    BUILDINGS
                            LEASEHOLD      AND      BUILDINGS AND     LEASEHOLD       AND
          ENCUMBRANCE(C)    INTEREST    IMPROVEMENTSIMPROVEMENTS       INTEREST   IMPROVEMENTS   TOTAL (D)
          --------------   -----------  ---------------------------   ----------  ------------ -----------
SHOPPING MALL:
 Joliet,
  Illinois . $25,777,187     4,100,414    35,752,871    9,179,402      4,100,414    44,932,273  49,032,687
             -----------     ---------    ----------    ---------      ---------    ----------  ----------

    Total. . $25,777,187     4,100,414    35,752,871    9,179,402      4,100,414    44,932,273  49,032,687
             ===========     =========    ==========    =========      =========    ==========  ==========


                                                                                        SCHEDULE III - CONTINUED
                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE
                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 1997
                                                                       LIFE ON WHICH
                                                                       DEPRECIATION
                                                                        IN LATEST
                                                                       STATEMENT OF        1997
                         ACCUMULATED            DATE OF      DATE       OPERATIONS     REAL ESTATE
                        DEPRECIATION(E)      CONSTRUCTION  ACQUIRED    IS COMPUTED        TAXES
                       ----------------      ------------ ---------- ---------------   -----------
SHOPPING MALL:
 Joliet, Illinois. . . .    $15,038,064          1978        7/31/85      5-30 years       554,714
                            -----------                                                    -------
     Total . . . . . . .    $15,038,064                                                    554,714
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


                                                                                        SCHEDULE III - CONTINUED
                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE
                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 1997



(D)  Reconciliation of real estate owned:

                                                    1997              1996              1995
                                                ------------      ------------     ------------
     Balance at beginning of period. . . . . .  $ 48,640,452       112,841,793      161,748,228
     Additions during period . . . . . . . . .       392,235           608,071        1,487,605
     Disposals during period . . . . . . . . .         --          (48,809,412)     (50,394,040)
     Provision for value impairment. . . . . .         --          (16,000,000)           --
                                                ------------      ------------     ------------
     Balance at end of period. . . . . . . . .  $ 49,032,687        48,640,452      112,841,793
                                                ============      ============     ============

(E)  Reconciliation of accumulated depreciation:
     Balance at beginning of period. . . . . .  $ 15,038,064        36,814,248       49,431,004
     Depreciation expense. . . . . . . . . . .         --            1,462,969        4,155,575
     Disposals . . . . . . . . . . . . . . . .         --          (23,239,153)     (16,772,331)
                                                ------------      ------------     ------------
     Balance at end of period. . . . . . . . .  $ 15,038,064        15,038,064       36,814,248
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







                               KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                      JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
          (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                                    COMBINED BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------
                                                                  1997            1996
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .   $   733,133         73,641
  Rents and other receivables, net of allowance
    for doubtful accounts of approximately $209,421
    and $142,812 for 1997 and 1996, respectively . . . . . .       163,356        (35,672)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        55,276         55,276
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .     4,721,865      3,933,246
                                                              ------------    -----------
          Total current assets . . . . . . . . . . . . . . .     5,673,630      4,026,491
                                                              ------------    -----------
Investment property - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         4,766,320
  Buildings and improvements . . . . . . . . . . . . . . . .         --       112,068,994
  Less accumulated depreciation. . . . . . . . . . . . . . .         --       (46,882,483)
                                                              ------------    -----------
          Total property held for investment,
            net of accumulated depreciation. . . . . . . . .         --        69,952,831
                                                              ------------    -----------
  Property held for sale or disposition. . . . . . . . . . .    67,644,328          --
                                                              ------------    -----------
          Total investment property. . . . . . . . . . . . .    67,644,328     69,952,831
                                                              ------------    -----------
Venture partners' deficit in ventures. . . . . . . . . . . .    21,325,813     20,198,437
Note receivable. . . . . . . . . . . . . . . . . . . . . . .       528,452        621,095
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .     1,755,023      1,968,673
Accrued rents receivable . . . . . . . . . . . . . . . . . .     1,928,536      2,852,703
                                                              ------------    -----------
                                                              $ 98,855,782     99,620,230
                                                              ============    ===========






                      JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
          (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                              COMBINED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1997            1996
                                                              ------------    -----------
Current liabilities:
  Accrued real estate taxes. . . . . . . . . . . . . . . . .  $  4,338,264      4,421,610
  Accounts payable . . . . . . . . . . . . . . . . . . . . .     5,414,041      3,565,144
  Long-term debt - principal reduction accrual . . . . . . .       385,523        741,627
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .        20,915          8,295
                                                              ------------    -----------
          Total current liabilities. . . . . . . . . . . . .    10,158,743      8,736,676
                                                              ------------    -----------
Tenant security deposits . . . . . . . . . . . . . . . . . .        10,311          8,406
Long-term debt - accrued contingent interest . . . . . . . .     3,642,763     22,242,763
Long-term debt, less current portion . . . . . . . . . . . .    95,741,149     96,126,672

Commitments and contingencies
                                                              ------------    -----------
          Total liabilities. . . . . . . . . . . . . . . . .   109,552,966    127,114,517
                                                              ------------    -----------
Partners' capital accounts (deficits):
  Carlyle-XIV:
    Capital contributions. . . . . . . . . . . . . . . . . .    32,527,205     32,527,205
    Cumulative net income (loss) . . . . . . . . . . . . . .   (23,655,535)   (32,054,087)
    Cumulative cash distributions. . . . . . . . . . . . . .   (14,225,051)   (14,225,051)
                                                              ------------    -----------
                                                                (5,353,381)   (13,751,933)
                                                              ------------    -----------
  Venture Partners:
    Capital contributions. . . . . . . . . . . . . . . . . .    32,536,784     32,536,784
    Cumulative net income (loss) . . . . . . . . . . . . . .   (23,655,536)   (32,054,087)
    Cumulative cash distributions. . . . . . . . . . . . . .   (14,225,051)   (14,225,051)
                                                              ------------    -----------
                                                                (5,343,803)   (13,742,354)
                                                              ------------    -----------
          Total partners' capital accounts (deficits). . . .   (10,697,184)   (27,494,287)
                                                              ------------    -----------

                                                              $ 98,855,782     99,620,230
                                                              ============    ===========


                        See accompanying notes to financial statements.

                      JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
          (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                               COMBINED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   1997          1996           1995
                                               ------------  ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $ 21,418,528    20,516,724     19,826,931
  Interest income. . . . . . . . . . . . . .         99,316       108,233        123,917
                                               ------------  ------------   ------------
                                                 21,517,844    20,624,957     19,950,848
                                               ------------  ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .     10,250,000    10,250,000     15,907,143
  Depreciation . . . . . . . . . . . . . . .      2,647,695     3,524,730      3,514,561
  Property operating expenses. . . . . . . .     11,293,964    11,183,021     10,039,372
  Amortization of deferred expenses. . . . .        256,458       334,116        369,317
  Reversal of accrued contingent interest. .    (18,600,000)        --             --
                                               ------------  ------------   ------------
                                                  5,848,117    25,291,867     29,830,393
                                               ------------  ------------   ------------

                                                 15,669,727    (4,666,910)    (9,879,545)
Venture partners' share of ventures' operations   1,127,376     1,498,601      1,508,363
                                               ------------  ------------   ------------

          Net earnings (loss). . . . . . . .   $ 16,797,103    (3,168,309)    (8,371,182)
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

                         JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
             (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               VENTURE
                                               CARLYLE-XIV     PARTNERS         TOTAL
                                               ------------   -----------    -----------
Balance at December 31, 1994 . . . . . . . .   $ (7,719,687)   (7,710,109)   (15,429,796)

Capital contributions. . . . . . . . . . . .        505,000       505,000      1,010,000
Net earnings (loss). . . . . . . . . . . . .     (4,185,591)   (4,185,591)    (8,371,182)
                                               ------------   -----------    -----------

Balance at December 31, 1995 . . . . . . . .    (11,400,278)  (11,390,700)   (22,790,978)

Cash distributions . . . . . . . . . . . . .       (767,500)     (767,500)    (1,535,000)
Net earnings (loss). . . . . . . . . . . . .     (1,584,155)   (1,584,154)    (3,168,309)
                                               ------------   -----------    -----------

Balance at December 31, 1996 . . . . . . . .    (13,751,933)  (13,742,354)   (27,494,287)

Net earnings (loss). . . . . . . . . . . . .      8,398,552     8,398,551     16,797,103
                                               ------------   -----------    -----------

Balance at December 31, 1997 . . . . . . . .   $ (5,353,381)   (5,343,803)   (10,697,184)
                                               ============   ===========    ===========















                           See accompanying notes to financial statements.

                         JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
             (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                           COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                    1997         1996            1995
                                               ------------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .    $16,797,103    (3,168,309)    (8,371,182)
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . .      2,647,695     3,524,730      3,514,561
    Amortization of deferred expenses. . . .        256,458       334,116        369,317
    Venture partners' share of ventures' operations(1,127,376) (1,498,601)    (1,508,363)
    Changes in:
     Rents and other receivables,net . . . .       (199,028)      (54,775)       (82,442)
     Accrued rents receivable. . . . . . . .        924,167       927,230        690,986
     Accounts payable. . . . . . . . . . . .      1,848,897       822,873        759,824
     Accrued real estate taxes . . . . . . .        (83,346)    1,022,046        174,345
     Long-term debt - accrued contingent interest(18,600,000)    (854,167)     5,708,278
     Unearned rents. . . . . . . . . . . . .         12,620       (93,194)        89,150
     Tenant security deposits. . . . . . . .          1,905        (4,294)         8,588
     Escrow deposits . . . . . . . . . . . .       (788,619)     (790,109)      (681,685)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . .      1,690,476       167,546        671,377
                                               ------------   -----------    -----------
Cash flows from investing activities:
  Additions to investment property . . . . .       (339,192)     (364,545)      (318,174)
  Payments on notes receivable . . . . . . .         92,643        94,121         86,308
  Payment of deferred expenses . . . . . . .        (42,808)      (17,221)       (51,384)
                                               ------------   -----------    -----------
          Net cash used in investing activities    (289,357)     (287,645)      (283,250)
                                               ------------   -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . .       (741,627)     (464,178)      (353,251)
  Cash contributions from Carlyle-XIV. . . .          --            --           505,000
  Cash distributions to Carlyle-XIV. . . . .          --         (767,500)         --
  Cash contributions from venture partners .          --            --           505,000
  Cash distributions to venture partners . .          --         (767,500)         --
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . .       (741,627)   (1,999,178)       656,749
                                               ------------   -----------    -----------





                          JMB/PIPER ASSOCIATES AND JMB/PIPER II ASSOCIATES
             (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                            COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1997         1996            1995
                                               ------------   -----------    -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . .        659,492    (2,119,277)     1,044,876

          Cash and cash equivalents,
            beginning of the year. . . . . .         73,641     2,192,918      1,148,042
                                               ------------   -----------    -----------
          Cash and cash equivalents,
            end of the year. . . . . . . . .   $    733,133        73,641      2,192,918
                                               ============   ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest.   $ 10,250,000    11,104,167     10,198,865
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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                          1997        1996
                                      -----------  ----------
10.5% per annum mortgage note; secured by
 Piper Jaffray Tower; payable in monthly
 installments of interest only of $854,167
 until maturity in January 2020. . .  $96,126,672  96,868,299

      Less long-term debt
        principal reduction. . . . .      385,523     741,627
                                      -----------  ----------
      Total long-term debt . . . . .  $95,741,149  96,126,672
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

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), to be received in the future under the above operating commercial lease agreements, are as follows:

                 1998. . . . . . . . .  $10,981,448
                 1999. . . . . . . . .   10,971,855
                 2000. . . . . . . . .    5,722,682
                 2001. . . . . . . . .    3,864,448
                 2002. . . . . . . . .    3,482,907
                 Thereafter. . . . . .    5,344,847
                                        -----------
                                        $40,368,187
                                        ===========

                                                                              SCHEDULE III

                      JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
          (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                       COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1997



                                                 COSTS
                                              CAPITALIZED
                         INITIAL COST          SUBSEQUENT      GROSS AMOUNT AT WHICH CARRIED
                        TO VENTURES (A)     TO ACQUISITION         AT CLOSE OF PERIOD (B)
                    ---------------------------------------------------------------------------
                                  BUILDINGS      LAND,                   BUILDINGS
           ENCUMBRANCE              AND      BUILDINGS AND                  AND
               (C)        LAND   IMPROVEMENTSIMPROVEMENTS       LAND    IMPROVEMENTS TOTAL (D)
           ----------- ------------------------------------------------ -----------------------
OFFICE BUILDING:
 Piper Jaffray
  Tower
  Minneapolis,
  Minnesota$96,126,672  4,400,998  96,546,781    16,226,727   4,766,320  112,408,186117,174,506
           =========== =========== ==========    ==========  ==========  ======================


                                                                              SCHEDULE III

                      JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
          (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                       COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1997

                                                                     LIFE ON WHICH
                                                                     DEPRECIATION
                                                                      IN LATEST
                                                                     STATEMENT OF      1997
                             ACCUMULATED          DATE OF    DATE     OPERATIONS   REAL ESTATE
                            DEPRECIATION(E)    CONSTRUCTIONACQUIRED  IS COMPUTED      TAXES
                           ----------------    ------------------------------------------------
OFFICE BUILDING:
 Piper Jaffray
  Tower
  Minneapolis,
  Minnesota. . . . . . . . . .   49,530,178        12/84       12/84  5 - 30 years   4,263,895
                                ===========                                          =========

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


                                                                              SCHEDULE III

                      JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
          (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV)

                       COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1997

       (D)  Reconciliation of real estate owned:
                                                    1997           1996           1995
                                                ------------   ------------  ------------

     Balance at beginning of period. . . . . .  $116,835,314    116,470,769   116,152,595
     Additions during period . . . . . . . . .       339,192        364,545       318,174
                                                ------------   ------------  ------------
     Balance at end of period. . . . . . . . .  $117,174,506    116,835,314   116,470,769
                                                ============   ============  ============

       (E)  Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . .  $ 46,882,483     43,357,753    39,843,192
     Depreciation expense. . . . . . . . . . .     2,647,695      3,524,730     3,514,561
                                                ------------   ------------  ------------
     Balance at end of period. . . . . . . . .  $ 49,530,178     46,882,483    43,357,753
                                                ============   ============  ============
