Form 10-Q
period 1998-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1998-05-15
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                       Commission file number 0-15962




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

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                         -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 22,014,635     21,051,953
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $28,070 and $27,963 at
    March 31, 1998 and December 31, 1997, respectively) . . . . . . .           491,471        253,069
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            11,714         25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           439,783        292,110
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        22,957,603     21,622,992
                                                                           ------------   ------------
Investment property held for sale or disposition. . . . . . . . . . .        33,994,623     33,994,623
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         6,573,096      6,570,294
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           931,442      1,082,305
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           561,392        559,255
                                                                           ------------   ------------
                                                                           $ 65,018,156     63,829,469
                                                                           ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998           1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .       $   364,545        357,323
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,176,619      1,242,625
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .         1,390,596      1,345,828
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           171,912        172,492
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           743,054        593,054
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .           368,194        151,980
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         4,214,920      3,863,302

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            26,909         17,169
Investment in unconsolidated ventures, at equity. . . . . . . . . . .         5,976,256      5,650,592
Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . .         8,195,640      8,262,766
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        52,609,217     51,768,623
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        71,022,942     69,562,452

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (15,032,729)   (15,021,857)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,316,336)    (1,316,336)
                                                                           ------------   ------------
                                                                            (16,348,065)   (16,337,193)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (297,227,529)  (296,966,598)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (44,176,028)   (44,176,028)
                                                                           ------------   ------------
                                                                             10,343,279     10,604,210
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        (6,004,786)    (5,732,983)
                                                                           ------------   ------------
                                                                           $ 65,018,156     63,829,469
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)


                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,458,273      2,246,849
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      284,781        203,389
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      186,042          --
                                                                             -----------     ----------
                                                                               2,929,096      2,450,238
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    1,471,191      1,474,716
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .    1,019,088        945,563
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .      285,476        144,248
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       44,974         51,576
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .      210,192        190,633
                                                                             -----------     ----------
                                                                               3,030,921      2,806,736
                                                                             -----------     ----------
                                                                                (101,825)      (356,498)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . . . . . . . . . . . . . .       67,126         67,126
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . .     (237,104)      (559,818)
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $  (271,803)      (849,190)
                                                                             ===========     ==========
        Net earnings (loss) per limited
         partnership interest . . . . . . . . . . . . . . . . . . . . . . .  $      (.65)         (2.03)
                                                                             ===========     ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . . . . . . . . . . . . . . .  $     --             --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (271,803)      (849,190)
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       44,974         51,576
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .      934,483        934,483
    Partnership's share of the reduction of the maximum
      unfunded obligation under the indemnification agreement . . . . . . .      (67,126)       (67,126)
    Partnership's share of operations of unconsolidated ventures. . . . . .      237,104        559,818
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .     (238,402)        25,780
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,146          --
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (147,673)      (140,974)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (2,137)       (16,173)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (66,006)      (423,258)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,768         17,282
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .      216,214       (151,916)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (580)         --
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      150,000        135,686
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        9,740           (250)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      857,702         75,738
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --          (160,698)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .      100,000          --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .      (14,242)        (1,695)
  Refund (payment) of deferred expenses, net. . . . . . . . . . . . . . . .      105,889        (56,150)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      191,647       (218,543)
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (86,667)         --
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (86,667)         --
                                                                            ------------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      962,682       (142,805)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   21,051,953     18,069,904
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 22,014,635     17,927,099
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    537,288        540,233
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report on Form 10-K as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1997 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the three months ended March 31, 1998 and 1997 for the consolidated property classified as held for sale or disposition for the past two years were income of $929,908 and $712,697, respectively. In addition, as of March 31, 1998, the Partnership has or had previously committed to a plan to sell the Piper Jaffray Tower and the 1090 Vermont investment properties. Accordingly, these properties have been classified as held for sale or disposition. The accompanying consolidated financial statements include losses of $235,155 and $645,720, as the Partnership's share of total property losses of $3,789,772 and $4,398,506 for unconsolidated properties for the three months ended March 31, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 were as follows:

                                                         Unpaid at
                                                         March 31,
                                   1998       1997         1998
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $ 75,575     74,225         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      29,914     29,993       28,380
                                 --------    -------       ------
                                 $105,489    104,218       28,380
                                 ========    =======       ======

     The Partnership is obligated to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of March 31, 1998, these obligations bore interest at 5.32% per annum and interest accrued on these obligations was $562,216 after the Partnership made payments of $4,000 in 1998.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at March 31, 1998.


JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement.

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


JMB/PIPER

     Occupancy of the building at the end of the first quarter of 1998 was 91%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $96,127,000 is outstanding as of March 31, 1998. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1997 of $385,523 was remitted to the lender during the second quarter of 1998 from cash held by the venture.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, Piper may not be able to pay the required debt service over the next several years. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. Such disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

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

JMB/900

     Occupancy of this building at the end of the first quarter of 1998 was 97%.

     Progress Partners is currently in negotiations with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. There are no assurances that an early renewal or expansion of this tenant's lease will be achieved.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1998, approximately $2,192,000 has been deposited into escrow from net cash flow from property operations.

     JMB/900 is currently involved in litigation. In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI has effected a settlement with MDIFC by purchasing its claims. JMB/900 has pursued its claims against the Venture Partners in the bankruptcy forum and has sought to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners have asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denies that such claims are due and owing and contends that, in any event, such claims are offset by PPI's failure to pay interest on the $20 million loan discussed above in the amount of approximately $36 million. To the extent that JMB/900 is required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may be allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 may not be returned the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would create a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 has taken the position that to the extent that is has not received annual distributions equal to the interest payable on the $20,000,000 loan discussed above, JMB/900's preferred return deficiency is increased by the amounts not received, but the Venture Partners have disputed this characterization.

     JMB/900 has entered into a 30-day standstill agreement with its Venture Partners in order to reach a settlement of their various claims against each other in pending litigation. If a settlement is not completed within the 30-day time period, JMB/900 expects to seek an extension of the standstill period while the parties continue negotiation of a settlement. However, there is no assurance that any settlement will ultimately be made.

JMB/900 also continues to pursue a settlement with the FDIC with respect to the parties' respective claims in pending litigation. It currently appears that a settlement with the FDIC would likely involve a purchase of the FDIC's interest in PC-900 by Progress Partners, although there is no assurance that any settlement with FDIC will be made.

     The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

LOUIS JOLIET MALL

     Occupancy of this mall at the end of the first quarter of 1998 was 84% (excluding the effect of the move-out of General Cinema, Inc. in 1994).

     The Partnership has negotiated a lease with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space) which continues to pay rent on its vacated space in accordance with its lease that expires in December 1998. In connection with the new lease, the Partnership will contribute $700,000 to reconfigure the current four screen cinema to a six screen cinema. A significant portion of the mall's vacant space is contained in three large spaces which have been very difficult to lease due to their size and location within the mall. The manager is exploring the opportunity to lease some of this space to larger "big box" space users which in the past have not occupied mall space. Given their size, these types of tenants generally pay lower rents than typical regional and national mall tenants. In addition, the Partnership would likely need to commit substantial capital toward the build-out of this space for these users. The Partnership will not commit additional capital to this property for build out or other leasing costs unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

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

     As the Partnership had committed to a plan to sell or dispose of the property, Louis Joliet Mall was classified as held for sale or disposition as of December 31, 1996, and therefore has not been subject to continued depreciation beyond such date. The Partnership has recently begun marketing the property for sale. However, there can be no assurance that a sale will be consummated.

WELLS FARGO CENTER (SOUTH TOWER)

     The mortgage note secured by the property (with a balance of approximately $176,347,000 as of March 31, 1998), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $5,295,000 at March 31, 1998 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

     Due to the significant level of indebtedness, it is unlikely that the Partnership will receive any significant future proceeds from operations, sale or refinancing. The disposition of the Partnership's ownership interest in the property is therefore expected to result in a gain for Federal income tax purposes with no corresponding distributable proceeds. The Partnership has decided not to commit any significant additional amounts to the property.

1090 VERMONT

     Occupancy at this office building at the end of the first quarter of 1998 was 93%.

     During the third quarter of 1997, the Partnership commenced marketing the property for sale. The sale of the property is subject to the joint venture partner's right of first refusal to purchase the Partnership's interest in the venture for an amount which would be received by the Partnership in connection with a third party sale of the property. In the fourth quarter of 1997, the Partnership obtained a non-binding letter of intent to sell the property to an unaffiliated third party. The Partnership notified the venture partner and in January 1998 the venture partner notified the Partnership that it was exercising its right of first refusal. As a result, the venture partner is expected to purchase the Partnership's interest for an amount equal to what the Partnership would have received in the sale of the property to the unaffiliated third party. The Partnership expects that the sale of its interest will close in the second quarter of 1998. A sale at the proposed terms would result in a gain for both financial reporting and Federal income tax purposes in 1998. However, there can be no assurance that such sale will be finalized.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II, for the three months ended March 31, 1998 and 1997 are as follows:

                                               1998            1997
                                            ----------      ---------
  Total income from properties
    (unconsolidated). . . . . . . . . . .   $4,111,899      4,151,512
                                            ==========      =========
  Operating loss of ventures. . . . . . .   $4,071,649      4,362,505
                                            ==========      =========
  Partnership's share of
    operating loss. . . . . . . . . . . .   $  376,093        627,719
                                            ==========      =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     In March 1997 some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 18,000 Interests at $10 per Interest. In addition, in July 1997 some of the Holders of Interests received from another third party unaffiliated with the Partnership an unsolicited offer to purchase up to 4.5% of the Interests at $20 per Interest. Both of such offers have expired. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. The Special Committee, on behalf of the Partnership, recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership believes that approximately 1.46% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1998, the Partnership had cash and cash equivalents of approximately $22,015,000. Such funds are available for working capital requirements. The Partnership has currently budgeted in 1998 approximately $1,827,000 for tenant improvements and other capital expenditures. Such items and the Partnership's share of such similar items for its unconsolidated ventures in 1998 is currently budgeted to be approximately $2,770,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership may also use a portion of its working capital to pay a portion of the costs for a possible refinancing or modification of the loan secured by the Piper Jaffray Tower as discussed in the Notes. In addition, the Partnership may decide to commit a portion of its working capital reserve for various purposes (discussed in the Notes) at its 900 Third Avenue and Louis Joliet Mall investment properties. The Partnership will not commit additional working capital funds for these purposes unless, among other things, the Partnership believes that upon sale of the particular property, the Partnership will receive a return of the incremental funds and a reasonable rate of return thereon. The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. However, due to property specific concerns discussed in the notes to the consolidated financial statements, the Partnership currently considers only Louis Joliet Mall, 1090 Vermont Avenue and 900 Third Avenue to be potential significant sources of future cash generated from operations or sales. Accordingly, the Partnership had suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     JMB/900 has entered into a 30-day standstill agreement with its Venture Partners in order to reach a settlement of their various claims against each other in pending litigation. If a settlement is not completed within the 30-day time period, JMB/900 expects to seek an extension of the standstill period while the parties continue negotiation of a settlement. However, there is no assurance that any settlement will ultimately be made.

JMB/900 also continues to pursue a settlement with the FDIC with respect to the parties' respective claims in pending litigation. It currently appears that a settlement with the FDIC would likely involve a purchase of the FDIC's interest in PC-900 by Progress Partners, although there is no assurance that any settlement with FDIC will be made.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. In such regard, certain of the properties have been classified by the Partnership or its ventures as held for sale or disposition, and therefore, will no longer be subject to continued depreciation. The Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas investment properties and the Partnership's interest in the Wells Fargo Center - South Tower and Piper Jaffray Tower, no later than the end of 1999, barring unforeseen economic developments. In this regard, the venture partner in the 1090 Vermont venture has exercised its right of first refusal to purchase the Partnership's interest in that venture, and such sale is expected to close in the second quarter of 1998.

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

RESULTS OF OPERATIONS

     The increase in interest, rents and other receivables at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for certain rents at the Louis Joliet Mall.

     The increase in escrow deposits and related increase in accrued real estate tax at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment for real estate taxes at the Louis Joliet Mall.

     The increase in other current liabilities at March 31, 1998 as compared to December 31, 1997 is primarily due to a deposit paid in February 1998 to the Partnership from the venture partner as earnest money related to the sale of the Partnership's interest in the 1090 Vermont venture.

     The increase in rental income for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to higher income from percentage rents than was estimated in 1997.

     The increase in other income for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the 1998 sale of stock that was received in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993).

     The increase in professional services for the three months ended
March 31, 1998 as compared to the same period in 1997 is primarily due to a refund of legal fees related to Wells Fargo - South Tower in 1997 and additional legal fees incurred by the Partnership in 1998 for the litigation related to the Yerba Buena Office Building.

     The decrease in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the classification of the Piper Jaffray Tower as held for sale as of September 30, 1997, and therefore, not subject to continued depreciation.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .    *          *         *         *        *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .    *          *         *         *        *
 3. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .   84%        84%       91%       93%      93%
 4. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   98%        98%       93%       93%      91%
 5. 900 Third Avenue Building
     New York, New York . . . . .   98%        98%       97%       97%      97%
 6. Wells Fargo Center
     South Tower
     Los Angeles, California. . .   93%        90%       90%       90%      90%
 7. Louis Joliet Mall
     Joliet, Illinois . . . . . .   82%        80%       82%       84%      83%

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

            10-L.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

            10-M.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

            10-N.   Agreement of Conversion of 237 Park Avenue Associates
into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-15962) dated March 25, 1996.

            10-O.   Disclosure Statement for the Second Amended Joint
Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996, is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

            10-P.   Documents relating to the operating agreement of
Maguire Thomas Partners-South Tower, L.L.C. are incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998