Form 10-Q
period 1998-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1998-08-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                        Commission file number 0-15962




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

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                               1998           1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 27,265,218     21,051,953
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $68,750 and $27,963 at
    June 30, 1998 and December 31, 1997, respectively). . . . . . . .           246,351        253,069
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             9,178         25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           312,862        292,110
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        27,833,609     21,622,992
                                                                           ------------   ------------
Investment property held for sale or disposition. . . . . . . . . . .        34,025,945     33,994,623
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         4,229,461      6,570,294
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           907,205      1,082,305
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           564,369        559,255
                                                                           ------------   ------------
                                                                           $ 67,560,589     63,829,469
                                                                           ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                             JUNE 30,      DECEMBER 31,
                                                                               1998           1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .       $   371,912        357,323
  Accounts payable and other current liabilities. . . . . . . . . . .           934,928      1,394,605
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .         1,420,030      1,345,828
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           171,321        172,492
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           618,474        593,054
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,516,665      3,863,302

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            17,719         17,169
Investment in unconsolidated ventures, at equity. . . . . . . . . . .         5,788,165      5,650,592
Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . .         8,128,514      8,262,766
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        53,447,914     51,768,623
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        70,898,977     69,562,452

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (15,005,068)   (15,021,857)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,316,336)    (1,316,336)
                                                                           ------------   ------------
                                                                            (16,320,404)   (16,337,193)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (294,588,792)  (296,966,598)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (44,176,028)   (44,176,028)
                                                                           ------------   ------------
                                                                             12,982,016     10,604,210
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        (3,338,388)    (5,732,983)
                                                                           ------------   ------------
                                                                           $ 67,560,589     63,829,469
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (UNAUDITED)
                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,035,137     2,064,511     4,493,410     4,311,360
  Interest income . . . . . . . . . . . . . . .       286,021       262,921       570,802       466,310
  Other income. . . . . . . . . . . . . . . . .         --          377,802       186,042       377,802
                                                  -----------    ----------    ----------    ----------
                                                    2,321,158     2,705,234     5,250,254     5,155,472
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .     1,465,397     1,474,377     2,936,588     2,949,093
  Property operating expenses . . . . . . . . .     1,100,777       946,638     2,119,865     1,892,201
  Professional services . . . . . . . . . . . .        75,836       184,550       361,312       328,798
  Amortization of deferred expenses . . . . . .        46,064        52,899        91,038       104,475
  General and administrative. . . . . . . . . .        87,596       276,116       297,788       466,749
                                                  -----------    ----------    ----------    ----------
                                                    2,775,670     2,934,580     5,806,591     5,741,316
                                                  -----------    ----------    ----------    ----------
                                                     (454,512)     (229,346)     (556,337)     (585,844)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . .        67,126        67,126       134,252       134,252
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . .       420,615       103,597       183,511      (456,221)
                                                  -----------    ----------    ----------    ----------
        Earnings (loss) before gain on
          sale of interest in uncon-
          solidated venture . . . . . . . . . .        33,229       (58,623)     (238,574)     (907,813)

Gain on sale of interest in
  unconsolidated venture. . . . . . . . . . . .     2,633,169         --        2,633,169         --
                                                  -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . .   $ 2,666,398       (58,623)    2,394,595      (907,813)
                                                  ===========    ==========    ==========    ==========





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain
           on sale of interest in
           unconsolidated venture . . . . . . .   $       .08          (.14)         (.57)        (2.17)
          Gain on sale of interest in
            unconsolidated venture. . . . . . .          6.50         --             6.50         --
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . .   $      6.58          (.14)         5.93         (2.17)
                                                  ===========    ==========    ==========    ==========

        Cash distributions per limited
          partnership interest. . . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========    ==========




















                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,394,595       (907,813)
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       91,038        104,475
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    1,868,966      1,868,966
    Partnership's share of the reduction of the maximum
      unfunded obligation under the indemnification agreement . . . . . . .     (134,252)      (134,252)
    Partnership's share of operations of unconsolidated ventures. . . . . .     (183,511)       456,221
    Gain on sale of interest in unconsolidated venture. . . . . . . . . . .   (2,633,169)         --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        6,718         46,183
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,682         25,860
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,752)        (7,366)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (5,114)       (47,438)
    Accounts payable and other current liabilities. . . . . . . . . . . . .     (459,677)      (524,155)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       74,202         35,774
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,171)          (365)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       25,420          5,392
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          550            251
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,040,525        921,733
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (31,322)      (245,498)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .      607,097          --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .      (38,992)        (1,695)
  Cash proceeds from sale of interest in unconsolidated venture . . . . . .    4,726,981          --
  Refund (payment) of deferred expenses, net. . . . . . . . . . . . . . . .       84,062       (108,693)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .    5,347,826       (355,886)
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (175,086)       (54,594)
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .     (175,086)       (54,594)
                                                                            ------------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    6,213,265        511,253
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   21,051,953     18,069,904
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 27,265,218     18,581,157
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  1,068,793      1,080,492
                                                                            ============    ===========
  Non-cash investing and financing activities:
        Sale of interest in unconsolidated venture:
        Gain on sale of interest in unconsolidated venture. . . . . . . . .  $ 2,633,169          --
        Basis in unconsolidated venture . . . . . . . . . . . . . . . . . .    2,093,812          --
                                                                            ------------    -----------
          Cash proceeds from sale of interest in uncon-
           solidated venture. . . . . . . . . . . . . . . . . . . . . . . .  $ 4,726,981          --
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

                        JUNE 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the six months ended June 30, 1998 and 1997 for the consolidated property classified as held for sale or disposition for the past two years were income of $1,336,977 and $1,271,579, respectively. In addition, as of June 30, 1998, the Partnership has or had previously committed to a plan to sell the Piper Jaffray Tower investment property. Accordingly, this property has been classified as held for sale or disposition. The accompanying consolidated financial statements include earnings (losses) of $197,312 and ($467,013), as the Partnership's share of total property losses of $8,440,815 and $9,333,605 for unconsolidated properties for the six months ended June 30, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                           Unpaid at
                                                            June 30,
                                   1998       1997           1998
                                 --------    -------       ---------
Property management
 and leasing fees . . . . . .    $156,247    143,951          --
Insurance commissions . . . .      30,066     34,107          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      59,828     65,340        41,457
                                 --------    -------        ------
                                 $246,141    243,398        41,457
                                 ========    =======        ======

     The Partnership is obligated to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of June 30, 1998, these obligations bore interest at 5.32% per annum and interest accrued on these obligations was $578,573 after the Partnership made payments of $4,000 in 1998.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at June 30, 1998.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), which is owned primarily by holders of the mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     Due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the significant preference levels within the reorganized structure of the Joint Ventures, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC in the future.

JMB/PIPER

     Occupancy of the building at the end of the second quarter of 1998 was 89%.

     During the third quarter of 1997, Popham informed Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm, Hinshaw & Culberson ("Hinshaw"). In December, Piper signed a non-binding letter of intent with Hinshaw to lease 31,920 square feet of the Popham space for a term of five years, commencing January 1, 1998, at a market rental rate which exceeds Popham's modified rate which became effective in August 1997. Popham had paid its modified rent through the end of 1997. Commencing in January 1998, Hinshaw began paying rent in accordance with the letter of intent. In addition, once a lease is finalized with Hinshaw in accordance with the letter of intent, Piper had agreed to terminate Popham's lease (for approximately 47,000 square feet) effective December 31, 1997 with no further consideration. In May 1998, Piper executed the lease with Hinshaw.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of June 30, 1998. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1997 of $385,523 was remitted to the lender during the second quarter of 1998 from cash held by the venture.

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

     During 1997, JMB/Piper, on behalf of Piper, explored refinancing alternatives with the lender. Although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

JMB/900

     Occupancy of this building at the end of the second quarter of 1998 was 100%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.


     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1998, approximately $4,834,000 has been deposited into escrow from net cash flow from property operations.

     JMB/900 is currently involved in litigation. In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI has effected a settlement with MDIFC by purchasing its claims. JMB/900 has pursued its claims against the Venture Partners in the bankruptcy forum and has sought to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners have asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denies that such claims are due and owing and contends that, in any event, such claims are offset by PPI's failure to pay interest in the aggregate amount of approximately $36 million on a $20 million loan to PPI. To the extent that JMB/900 is required to make contributions to pay for any part of the purported claim for Guaranteed

Payments, a portion of the Guaranteed Payments actually paid may be allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 may not be returned the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would create a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 has taken the position that to the extent that is has not received annual distributions equal to the interest payable on the $20,000,000 loan, JMB/900's preferred return deficiency is increased by the amounts not received, but the Venture Partners have disputed this characterization.

     In order to avoid the risks and further expenses of litigation, and without any admission of liability, in July 1998 JMB/900 entered into an agreement (the "Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor and the Venture Partners are hereinafter collectively referred to as the "Progress Parties") for the settlement and release of claims and causes of action by and against JMB/900 and the Progress Parties. In addition to the settlement and release of these claims and causes of action, the Settlement Agreement generally provides for, among other things, agreement on certain terms and conditions for sale of the building and subsequent winding up of the joint venture. In addition, under the terms of the Settlement Agreement, JRA and PPI will seek dismissal of their respective bankruptcy cases or, in the absence of such dismissal, will seek bankruptcy court approval of the Settlement Agreement. JMB/900 will seek to (a) obtain a settlement and release of claims and causes of action (i) against the Federal Deposit Insurance Corporation ("FDIC") and (ii) by the FDIC against JMB/900 and each of the Progress Parties and certain of their related parties, and (b) purchase the interests of the FDIC in P-C 900 in connection with the settlement with the FDIC.

     In general, certain terms and conditions of the Settlement Agreement are to be effective immediately while others (such as the release of the Venture Partners' claim to the Guaranteed Payments, JMB/900's claim to the $20 million note payable and accrued interest thereon, as well as other claims and causes of action in litigation) are conditioned upon the occurrence of certain events or the satisfaction of specified conditions. In addition, the entire Settlement Agreement will be of no further force or effect unless, among other things, the bankruptcy proceedings involving JRA and PPI are dismissed or the bankruptcy court approves the Settlement Agreement by a specified date and JMB/900 acquires the interest of the FDIC in PC-900 and enters into a settlement and release with the FDIC by December 1, 1998. Although the releases by the parties of their respective claims and causes of action is not effective until certain events occur or conditions are satisfied, the parties have agreed not to pursue such claims and causes of action unless the events do not occur or the conditions are not satisfied and the Settlement Agreement terminates by its terms.

     Under the terms of the Settlement Agreement, for an initial period ending not later than January 14, 1999, the Progress Parties will have authority and responsibility for marketing and selling the building, subject to certain approval rights of JMB/900 with respect to the terms and conditions of a sale contract for the building (including a specified minimum sale price). The Progress Parties have authorized the judgment creditor of JRA and PPI to take all actions on behalf of the Progress Parties in respect of a sale of the building and any other matters on their behalf under the Settlement Agreement. In the event that a sale of the building has not been concluded by the end of the initial period, JMB/900 will have authority and responsibility for marketing and selling the building, provided that the sale price is equal to or greater than a specified minimum amount. Current arrangements for management of the building will remain in effect until its sale.

     Under the terms of the Settlement Agreement, the joint venture will not make distributions to JMB/900 or the Venture Partners until the joint venture has sold the building and paid, obtained a release from or established reserves for the payment of its expenses and liabilities. When made, distributions of the joint venture generally are to be made as follows: (1) JMB/900 is to be paid an amount equal to that paid to acquire the FDIC's interest in PC-900; (2) up to the next $60 million of distributions are to be made 77.5% to JMB/900 and 22.5% to the Progress Parties, and (3) any additional distributions are to be made 70% to JMB/900 and 30% to the Progress Parties. In addition, to the extent that cash is not currently distributed to JMB/900 and the Venture Partners, profits or losses from operations of the joint venture are to be allocated 70% to JMB/900 and 30% to the Progress Parties. To the extent that the joint venture's operating income exceeds the cash being distributed, operating income will be allocated in the same manner that an equal amount of cash from the sale of the building would be distributed (i.e., generally in either the 77.5% and 22.5% ratio or the 70% and 30% ratio).

     The Settlement Agreement expressly provides that JMB/900 will have no further obligation to make any capital contributions to the joint venture and that the Venture Partners will have no right to any Guaranteed Payments from the joint venture. In addition, JMB/900 will release its claim for payment of the $20 million loan and accrued interest thereon. After sale of the building JMB/900 will be responsible for winding up the joint venture. Under the Settlement Agreement, certain legal fees and expenses incurred by either JMB/900 or the Progress Parties will be reimbursed by the joint venture.

     There is no assurance that all requisite conditions will be satisfied for effectiveness of all terms and conditions of the Settlement Agreement or that all conditions will occur or be effected for the Settlement Agreement (or any provisions thereof) to remain in force and effect. Similarly, there is no assurance that JMB/900 will be able to effect a settlement and release with the FDIC of claims and causes of action and a purchase of the FDIC's interest in PC-900.

     As the Partnership has committed to a plan to sell or dispose of the property, 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, will not be subject to continued depreciation beyond such date.

LOUIS JOLIET MALL

     Occupancy of this mall at the end of the second quarter of 1998 was 83% (excluding the effect of the move-out of General Cinema, Inc. in 1994).

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

     As the Partnership had committed to a plan to sell or dispose of the property, Louis Joliet Mall was classified as held for sale or disposition as of December 31, 1996, and therefore has not been subject to continued depreciation beyond such date. The Partnership has begun marketing the property for sale. However, there can be no assurance that a sale will be consummated.

WELLS FARGO CENTER (SOUTH TOWER)

     The mortgage note secured by the property (with a balance of approximately $176,347,000 as of June 30, 1998), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $6,230,000 at June 30, 1998 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

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

1090 VERMONT

     The Partnership had been marketing the Property for sale (on behalf of the Venture). On November 26, 1997, the Partnership obtained a non-binding letter of intent to sell the Property to an unaffiliated third party. Pursuant to the Venture Agreement, the Venture Partner had the right of first refusal to purchase the Partnership's interest in the Venture. The Venture Partner had 30 days from the date of notice to notify the Partnership it was exercising its right, and 120 days from that date to close such sale. The Venture Partner was required to purchase the Partnership's interest for the same amount it would have received from the sale of the Property to the proposed third party less payment of the outstanding mortgage obligation. On December 30, 1997, the Partnership properly notified the Venture Partner of its intent to sell the Property for $27,000,000. On January 30, 1998, the Venture Partner exercised its right to first refusal to purchase the Partnership's interest, and on May 29, 1998, the Venture Partner purchased the Partnership's interest in the Venture.

     The Partnership received cash at closing of approximately $4,700,000 after payment of closing costs. The Property was classified as held for sale as of December 31, 1996 and has not been subject to continued depreciation from such date for financial reporting purposes. In addition, as a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $2,600,000 and expects to recognize a gain for Federal income tax purposes in 1998 of $4,600,000. The Partnership has no future liability for any representations, warranties and covenants as a result of the sale.

YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for. The joint venture has filed a suit against the lender for breach of its obligation. In June 1998 the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture currently intends to appeal the court's order dismissing the lawsuit. There is no assurance that such an appeal will be successful or that the joint venture will recover any amounts in connection with the lawsuit.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II, for the six months ended June 30, 1998 and 1997 are as follows:

                                               1998           1997
                                            ----------     ----------
  Total income from properties
    (unconsolidated). . . . . . . . . . .  $10,280,715     10,979,792
                                           ===========     ==========
  Operating loss of ventures. . . . . . .  $ 9,023,677      9,221,415
                                           ===========     ==========
  Partnership's share of
    operating loss. . . . . . . . . . . .  $    94,119        410,918
                                           ===========     ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At June 30, 1998, the Partnership had cash and cash equivalents of approximately $27,265,000. Such funds are available for working capital requirements and distributions to the Holders of Interests. The Partnership has currently budgeted in 1998 approximately $1,827,000 for tenant improvements and other capital expenditures including $700,000 that the Partnership has agreed to contribute to reconfigure the four screen cinema at the Louis Joliet Mall to a six screen cinema. Such items and the Partnership's share of such similar items for its unconsolidated ventures in 1998 is currently budgeted to be approximately $2,562,000. The decrease in budgeted capital expenditures is due to the sale of the Partnership's interest in 1090 Vermont and a change in leasing estimates at the Piper Jaffray building. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership may also use a portion of its working capital reserve for certain additional tenants improvements and capital expenditures for certain "big box" space users who may become tenants. The Partnership will not commit working capital funds for these additional tenant improvements and capital expenditures unless, among other things, the Partnership believes that upon sale of the property, the Partnership will receive a return of the incremental funds and a reasonable rate of return thereon. With regard to the Piper Jaffray Tower, although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

     The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. The venture partner in the 1090 Vermont venture exercised its right of first refusal and purchased the Partnership's interest in the venture in May 1998. The Partnership received cash at closing of approximately $4,700,000 after payment of closing costs. Due to property specific concerns discussed in the Notes to the consolidated financial statements, the Partnership currently considers only Louis Joliet Mall and 900 Third Avenue to be potential significant sources of future cash generated from sales. The Partnership suspended operating distributions beginning with the fourth quarter 1991 distribution payable in February 1992.

     The Partnership expects to distribute approximately $15,000,000 ($35/ interest) of sales proceeds to the Holders of Interest in the third quarter of 1998.

     In order to avoid the risks and further expenses of litigation, and without any admission of liability, in July 1998 JMB/900 entered into an agreement (the "Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor and the Venture Partners are hereinafter collectively referred to as the "Progress Parties") for the settlement and release of claims and causes of action by and against JMB/900 and the Progress Parties. In addition to the settlement and release of these claims and causes of action, the Settlement Agreement generally provides for, among other things, agreement on certain terms and conditions for sale of the building and subsequent winding up of the joint venture. In addition, under the terms of the Settlement Agreement, JRA and PPI will seek dismissal of their respective bankruptcy cases or, in the absence of such dismissal, will seek bankruptcy court approval of the Settlement Agreement. JMB/900 will seek to (a) obtain a settlement and release of claims and causes of action (i) against the Federal Deposit Insurance Corporation ("FDIC") and (ii) by the FDIC against JMB/900 and each of the Progress Parties and certain of their related parties, and (b) purchase the interests of the FDIC in P-C 900 in connection with the settlement with the FDIC.

     In general, certain terms and conditions of the Settlement Agreement are to be effective immediately while others (such as the release of the Venture Partners' claim to the Guaranteed Payments, JMB/900's claim to the $20 million note payable and accrued interest thereon, as well as other claims and causes of action in litigation) are conditioned upon the occurrence of certain events or the satisfaction of specified conditions. In addition, the entire Settlement Agreement will be of no further force or effect unless, among other things, the bankruptcy proceedings involving JRA and PPI are dismissed or the bankruptcy court approves the Settlement Agreement by a specified date and JMB/900 acquires the interest of the FDIC in PC-900 and enters into a settlement and release with the FDIC by December 1, 1998. Although the releases by the parties of their respective claims and causes of action is not effective until certain events occur or conditions are satisfied, the parties have agreed not to pursue such claims and causes of action unless the events do not occur or the conditions are not satisfied and the Settlement Agreement terminates by its terms.

     Under the terms of the Settlement Agreement, for an initial period ending not later than January 14, 1999, the Progress Parties will have authority and responsibility for marketing and selling the building, subject to certain approval rights of JMB/900 with respect to the terms and conditions of a sale contract for the building (including a specified minimum sale price). The Progress Parties have authorized the judgment creditor of JRA and PPI to take all actions on behalf of the Progress Parties in respect of a sale of the building and any other matters on their behalf under the Settlement Agreement. In the event that a sale of the building has not been concluded by the end of the initial period, JMB/900 will have authority and responsibility for marketing and selling the building, provided that the sale price is equal to or greater than a specified minimum amount. Current arrangements for management of the building will remain in effect until its sale.

     Under the terms of the Settlement Agreement, the joint venture will not make distributions to JMB/900 or the Venture Partners until the joint venture has sold the building and paid, obtained a release from or established reserves for the payment of its expenses and liabilities. When made, distributions of the joint venture generally are to be made as follows: (1) JMB/900 is to be paid an amount equal to that paid to acquire the FDIC's interest in PC-900; (2) up to the next $60 million of distributions are to be made 77.5% to JMB/900 and 22.5% to the Progress Parties, and (3) any additional distributions are to be made 70% to JMB/900 and 30% to the Progress Parties. In addition, to the extent that cash is not currently distributed to JMB/900 and the Venture Partners, profits or losses from operations of the joint venture are to be allocated 70% to JMB/900 and 30% to the Progress Parties. To the extent that the joint venture's operating income exceeds the cash being distributed, operating income will be allocated in the same manner that an equal amount of cash from the sale of the building would be distributed (i.e., generally in either the 77.5% and 22.5% ratio or the 70% and 30% ratio).

     The Settlement Agreement expressly provides that JMB/900 will have no further obligation to make any capital contributions to the joint venture and that the Venture Partners will have no right to any Guaranteed Payments from the joint venture. In addition, JMB/900 will release its claim for payment of the $20 million loan and accrued interest thereon. After sale of the building JMB/900 will be responsible for winding up the joint venture. Under the Settlement Agreement, certain legal fees and expenses incurred by either JMB/900 or the Progress Parties will be reimbursed by the joint venture.

     There is no assurance that all requisite conditions will be satisfied for effectiveness of all terms and conditions of the Settlement Agreement or that all conditions will occur or be effected for the Settlement Agreement (or any provisions thereof) to remain in force and effect. Similarly, there is no assurance that JMB/900 will be able to effect a settlement and release with the FDIC of claims and causes of action and a purchase of the FDIC's interest in PC-900.

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

     Although the Partnership remains hopeful that it will be able to distribute sale proceeds from the disposition of the 900 Third Avenue, and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition, the Partnership, and therefore the Holders of Interest will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in accounts payable and other current liabilities at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of redemptions of gift certificates at the Louis Joliet Mall.

     The increase in interest income for the three and six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to the temporary investment of proceeds related to the sale of the Partnership's interest in 1090 Vermont.

     The decrease in other income for the three and six months ended
June 30, 1998 as compared with the same period in 1997 is primarily due to the discounted payoff of the Turtle Creek note in December of 1997. This amount is partially offset by the 1998 sale of stock that was received in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993).

     The increase in property operating expenses for the three and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily due to an increase in contract costs for security and cleaning at the Louis Joliet Mall.

     The decrease in general and administrative expenses for the three and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily due to a decrease in certain expenses related to the administration of the Partnership.

     The increase in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to the classification of the Piper Jaffray Tower as held for sale as of September 30, 1997, and therefore, not subject to continued depreciation.

     The gain on sale of interest in unconsolidated venture for the three and six months ended June 30, 1998 and related decrease in investment in unconsolidated ventures, at equity is due to the sale of the Partnership's interest in 1090 Vermont in May 1998. Additionally, the decrease is also due the Partnership's receipt of approximately $600,000 of undistributed operating cash flow in 1998.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .    *          *         *         *        *       *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .    *          *         *         *        *       *
 3. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .   84%        84%       91%       93%      93%     N/A
 4. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   98%        98%       93%       93%      91%     89%
 5. 900 Third Avenue Building
     New York, New York . . . . .   98%        98%       97%       97%      97%    100%
 6. Wells Fargo Center
     South Tower
     Los Angeles, California. . .   93%        90%       90%       90%      90%     90%
 7. Louis Joliet Mall
     Joliet, Illinois . . . . . .   82%        80%       82%       84%      83%     83%

----------------

     An "*" indicates that the joint venture which owns the property was restructured, and therefore, such information is not meaningful for the Partnership.  Reference is made to the Notes for further information regarding the reorganized and restructured ventures.

     An "N/A" indicates that the property, or the Partnership's interest in the property was sold or was not owned by the Partnership at the end of the period.


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

            10-X.   Purchase Agreement between Carlyle Real Estate
Partnership - XIV and The John Ackridge Company dated as of May 29, 1998, is hereby filed herewith.

            10-Y.   First Amendment to Amended and Restated Agreement of
Limited Partnership of 1090 Vermont Avenue, N.W. Associates Limited Partnership dated as of May 29, 1998, is hereby filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998