Form 10-Q
period 1998-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1998-11-16
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                    Commission file number 0-15962




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    17



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    22

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    23

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1998           1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 13,455,874     21,051,953
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $65,405 and $27,963 at
    September 30, 1998 and December 31, 1997, respectively) . . . . . .          272,985        253,069
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           56,185         25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          200,875        292,110
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       13,985,919     21,622,992
                                                                            ------------   ------------
Investment property held for sale or disposition. . . . . . . . . . . .       34,183,685     33,994,623
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        4,611,360      6,570,294
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          882,855      1,082,305
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          567,961        559,255
                                                                            ------------   ------------
                                                                            $ 54,231,780     63,829,469
                                                                            ============   ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1998           1997
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    379,428        357,323
  Accounts payable and other current liabilities. . . . . . . . . . . .          817,035      1,394,605
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        1,978,414      1,345,828
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          170,717        172,492
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          412,500        593,054
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .        3,758,094      3,863,302

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           18,219         17,169
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        6,231,467      5,650,592
Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . . .        8,061,388      8,262,766
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       54,284,674     51,768,623
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       72,353,842     69,562,452

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (15,034,308)   (15,021,857)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,316,336)    (1,316,336)
                                                                            ------------   ------------
                                                                             (16,349,644)   (16,337,193)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (295,314,162)  (296,966,598)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (58,205,092)   (44,176,028)
                                                                            ------------   ------------
                                                                              (1,772,418)    10,604,210
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (18,122,062)    (5,732,983)
                                                                            ------------   ------------
                                                                            $ 54,231,780     63,829,469
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,136,483     2,076,372     6,629,893     6,387,732
  Interest income . . . . . . . . . . . . . . . .      302,328       311,538       873,130       777,848
  Other income. . . . . . . . . . . . . . . . . .        --            --          186,042       377,802
                                                   -----------    ----------    ----------    ----------
                                                     2,438,811     2,387,910     7,689,065     7,543,382
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,465,523     1,471,837     4,402,111     4,420,930
  Property operating expenses . . . . . . . . . .      816,454       983,405     2,936,319     2,875,606
  Professional services . . . . . . . . . . . . .       29,240           313       390,552       329,111
  Amortization of deferred expenses . . . . . . .       47,236        56,227       138,274       160,702
  Management fees to Corporate General Partner. .      556,709         --          556,709         --
  General and administrative. . . . . . . . . . .      154,128        88,584       451,916       568,210
                                                   -----------    ----------    ----------    ----------
                                                     3,069,290     2,600,366     8,875,881     8,354,559
                                                   -----------    ----------    ----------    ----------
                                                      (630,479)     (212,456)   (1,186,816)     (811,177)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . .       67,126        67,126       201,378       201,378
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . .     (159,773)     (619,044)       23,738    (1,062,388)
                                                   -----------    ----------    ----------    ----------
        Earnings (loss) before gain on
          sale of interest in uncon-
          solidated venture . . . . . . . . . . .     (723,126)     (764,374)     (961,700)   (1,672,187)

Gain on sale of interest in
  unconsolidated venture. . . . . . . . . . . . .        --            --        2,601,685         --
                                                   -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .  $  (723,126)     (764,374)    1,639,985    (1,672,187)
                                                   ===========    ==========    ==========    ==========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain
           on sale of interest in
           unconsolidated venture . . . . . . . .  $     (1.73)        (1.83)        (2.30)        (4.00)
          Gain on sale of interest in
            unconsolidated venture. . . . . . . .        --            --             6.43         --
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $     (1.73)        (1.83)         4.13         (4.00)
                                                   ===========    ==========    ==========    ==========

        Cash distributions per limited
          partnership interest. . . . . . . . . .  $     35.00         --            35.00         --
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,639,985      (1,672,187)
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       138,274         160,702
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     2,803,449       2,803,450
    Partnership's share of the reduction of the maximum
      unfunded obligation under the indemnification agreement . . . . . . .      (201,378)       (201,378)
    Partnership's share of operations of unconsolidated ventures. . . . . .       (23,738)      1,062,388
    Gain on sale of interest in unconsolidated venture. . . . . . . . . . .    (2,601,685)          --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       (19,916)         95,429
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (30,325)        (20,998)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        91,235        (148,339)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        (8,706)        (71,983)
    Accounts payable and other current liabilities. . . . . . . . . . . . .      (577,570)       (997,329)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       632,586          94,800
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,775)         (2,033)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (180,554)        145,428
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         1,050             501
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,660,932       1,248,451
                                                                             ------------     -----------





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (189,062)       (308,149)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .       584,492           --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .      (146,241)          --
  Cash proceeds from sale of interest in unconsolidated venture . . . . . .     4,726,981           --
  Refund (payment) of deferred expenses, net. . . . . . . . . . . . . . . .        61,176        (143,663)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     5,037,346        (451,812)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (265,293)       (137,862)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .   (14,029,064)          --
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (14,294,357)       (137,862)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    (7,596,079)        658,777
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    21,051,953      18,069,904
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 13,455,874      18,728,681
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,600,437       1,619,513
                                                                             ============     ===========
  Non-cash investing and financing activities:
        Sale of interest in unconsolidated venture:
        Gain on sale of interest in unconsolidated venture. . . . . . . . .  $  2,601,685           --
        Basis in unconsolidated venture . . . . . . . . . . . . . . . . . .     2,125,296           --
                                                                             ------------     -----------
          Cash proceeds from sale of interest in uncon-
           solidated venture. . . . . . . . . . . . . . . . . . . . . . . .  $  4,726,981           --
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

                      SEPTEMBER 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the nine months ended September 30, 1998 and 1997 for the consolidated property classified as held for sale or disposition for the past two years were income of $2,156,124 and $1,806,772, respectively. In addition, as of September 30, 1998, the Partnership's have or had previously committed to a plan to sell the Piper Jaffray Tower and 900 Third Avenue investment properties. Accordingly, these properties have been classified as held for sale or disposition. The accompanying consolidated financial statements include earnings (losses) of $107,753 and ($965,957), as the Partnership's share of total property losses of $10,475,817 and $12,590,911 for unconsolidated properties for the nine months ended September 30, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1998        1997         1998
                                 --------     -------   -------------
Property management
 and leasing fees . . . . . .    $236,930     211,623          --
Insurance commissions . . . .      30,846      33,076          --
Management fees to
 Corporate General
 Partners . . . . . . . . . .     556,709       --           556,709
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .     114,595      86,672         24,849
                                 --------     -------        -------
                                 $939,080     331,371        581,558
                                 ========     =======        =======

     The Partnership is obligated to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of September 30, 1998, these obligations bore interest at 5.35% per annum and interest accrued on these obligations was $596,856 after the Partnership made payments of $4,000 in 1998.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at September 30, 1998.

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

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized joint ventures and the liabilities of the Partnership.

JMB/PIPER

     Occupancy of the building at the end of the third quarter of 1998 was 89%.

     During the third quarter of 1997, Popham informed Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm, Hinshaw & Culberson ("Hinshaw"). In December 1997, Piper signed a non-binding letter of intent with Hinshaw to lease 31,920 square feet of the Popham space for a term of five years, commencing January 1, 1998, at a market rental rate which exceeded Popham's modified rate which became effective in August 1997. Popham had paid its modified rent through the end of 1997. Commencing in January 1998, Hinshaw began paying rent in accordance with the letter of intent. In addition, once a lease was finalized with Hinshaw in accordance with the letter of intent, Piper had agreed to terminate Popham's lease (for approximately 47,000 square feet) effective December 31, 1997 with no further consideration. In May 1998, Piper executed the lease with Hinshaw.

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

JMB/900

     Occupancy of this building at the end of the third quarter of 1998 was 99%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.


     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1998, approximately $8,091,000 has been deposited into escrow from net cash flow from property operations.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued its claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing and contended that, in any event, such claims were offset by PPI's failure to pay interest in the aggregate amount of approximately $36 million on a $20 million loan to PPI. To the extent that JMB/900 would have been required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may have been allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 might not have received the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would have created a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 took the position that to the extent that it did not receive annual distributions equal to the interest payable on the $20,000,000 loan, JMB/900's preferred return deficiency would be increased by the amounts not received, but the Venture Partners disputed this characterization.

     In order to avoid the risks and further expenses of litigation, and without any admission of liability, in July 1998 JMB/900 entered into an agreement (the "Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor and the Venture Partners are hereinafter collectively referred to as the "Progress Parties") for the settlement and release of claims and causes of action by and against JMB/900 and the Progress Parties. In addition to the settlement and release of these claims and causes of action, the Settlement Agreement generally provides for, among other things, agreement on certain terms and conditions for sale of the building and subsequent winding up of the venture. In addition, under the terms of the Settlement Agreement, JRA and PPI will seek dismissal of their respective bankruptcy cases or, in the absence of such dismissal, will seek bankruptcy court approval of the Settlement Agreement. JMB/900 will seek to (a) obtain a settlement and release of claims and causes of action (i) against the Federal Deposit Insurance Corporation ("FDIC") and (ii) by the FDIC against JMB/900 and each of the Progress Parties and certain of their related parties, and (b) purchase the interests of the FDIC in P-C 900 in connection with the settlement with the FDIC.

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

     Under the terms of the Settlement Agreement, the venture will not make distributions to JMB/900 or the Venture Partners until the venture has sold the building and paid, obtained a release from or established reserves for the payment of its expenses and liabilities. When made, distributions of the venture generally are to be made as follows: (1) JMB/900 is to be paid an amount equal to that paid to acquire the FDIC's interest in PC-900; (2) up to the next $60 million of distributions are to be made 77.5% to JMB/900 and 22.5% to the Progress Parties, and (3) any additional distributions are to be made 70% to JMB/900 and 30% to the Progress Parties. In addition, to the extent that cash is not currently distributed to JMB/900 and the Venture Partners, profits or losses from operations of the venture are to be allocated 70% to JMB/900 and 30% to the Progress Parties. To the extent that the venture's operating income exceeds the cash being distributed, operating income will be allocated in the same manner that an equal amount of cash from the sale of the building would be distributed (i.e., generally in either the 77.5% and 22.5% ratio or the 70% and 30% ratio).

     The Settlement Agreement expressly provides that JMB/900 will have no further obligation to make any capital contributions to the venture and that the Venture Partners will have no right to any Guaranteed Payments from the venture. In addition, JMB/900 will release its claim for payment of the $20 million loan and accrued interest thereon. After sale of the building JMB/900 will be responsible for winding up the venture. Under the Settlement Agreement, certain legal fees and expenses incurred by either JMB/900 or the Progress Parties will be reimbursed by the venture.

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

     As the venture has committed to a plan to sell or dispose of the property, 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, will not be subject to continued depreciation beyond such date.

LOUIS JOLIET MALL

     Occupancy of this mall at the end of the third quarter of 1998 was 84%.

     The Partnership has negotiated a lease with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space). In connection with the new lease, the Partnership will contribute $700,000 to reconfigure the current four screen cinema to a six screen cinema, which is expected to open in December 1998. A significant portion of the mall's vacant space is contained in three large spaces which have been very difficult to lease due to their size and location within the mall. The manager is exploring the opportunity to lease some of this space to larger "big box" space users which in the past have not occupied mall space. Given their size, these types of tenants generally pay lower rents than typical regional and national mall tenants. In addition, the Partnership would likely need to commit substantial capital toward the build-out of this space for these users. The Partnership will not commit additional capital to this property for build out or other leasing costs unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

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

     As the Partnership had committed to a plan to sell or dispose of the property, Louis Joliet Mall was classified as held for sale or disposition as of December 31, 1996, and therefore has not been subject to continued depreciation beyond such date for financial reporting purposes. The Partnership is marketing the property for sale. However, there can be no assurance that a sale will be consummated.

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

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $7,164,000 at September 30, 1998 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

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

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal, which appeal is likely to extend the lawsuit beyond year-end. In addition, the former lender has filed an action against the joint venture for fees expended in the litigation. The Partnership and its affiliated partners in the joint venture are also exploring the possibility of transferring their rights in the litigation to the unaffiliated venture partners for a modest sum. Any such transfer would require that the Partnership and its affiliates be released and adequately indemnified from further liability relative to matters surrounding this litigation, including, but not limited to, a release from any claims that the unaffiliated venture partners may have against them relative thereto. There can be no assurance that any such transfer will be effected, that the litigation will ultimately be successful, or that the Partnership will ultimately realize any amounts (or avoid any further payments) with respect thereto.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II, for the nine months ended September 30, 1998 and 1997 are as follows:

                                              1998             1997
                                           -----------      ----------
  Total income from properties
    (unconsolidated). . . . . . . . . . .  $14,460,554      15,186,074
                                           ===========      ==========
  Operating loss of ventures. . . . . . .  $13,630,436      14,218,922
                                           ===========      ==========
  Partnership's share of
    operating loss. . . . . . . . . . . .  $   587,848       1,228,519
                                           ===========      ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     The board of directors of JMB Realty Corporation ("JMB") the Managing General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and previously retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     During 1997 and 1998, some of the Holders of Interests received unsolicited offers from unaffiliated third parties to purchase up to 4.87% of the Interests in the Partnership at prices ranging from $10 to $21 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Certain of such offers have expired and one other is currently scheduled to expire in November 1998. As of the date of this report, the Partnership is aware that approximately 1.49% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1998, the Partnership had cash and cash equivalents of approximately $13,456,000. Such funds are available for working capital requirements and distributions to the General Partners and Holders of Interests. The Partnership has currently budgeted in 1998 approximately $1,827,000 for tenant improvements and other capital expenditures including $700,000 that the Partnership has agreed to contribute to reconfigure the four screen cinema at the Louis Joliet Mall to a six screen cinema. Such items and the Partnership's share of such similar items for its unconsolidated ventures in 1998 is currently budgeted to be approximately $2,343,000. The decrease in budgeted capital expenditures is due to the sale of the Partnership's interest in 1090 Vermont and a change in leasing estimates at the Piper Jaffray building. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership may also use a portion of its working capital for certain additional tenants improvements and capital expenditures for certain "big box" space users who may become tenants at the Louis Joliet Mall. The Partnership will not commit working capital funds for these additional tenant improvements and capital expenditures unless, among other things, the Partnership believes that upon sale of the property, the Partnership will receive a return of the incremental funds and a reasonable rate of return thereon. With regard to the Piper Jaffray Tower, although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

     The source of capital for tenant improvements and other capital expenditures and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale or refinancing of such investments. The venture partner in the 1090 Vermont venture exercised its right of first refusal and purchased the Partnership's interest in the venture in May 1998. The Partnership received cash at closing of approximately $4,700,000 after payment of closing costs.

Due to property specific concerns discussed in the Notes to the accompanying consolidated financial statements, the Partnership currently considers only Louis Joliet Mall and 900 Third Avenue to be potential significant sources of future cash generated from sales.

     The Partnership distributed approximately $14,029,000 ($35/interest) to the Holders of Interest in the third quarter of 1998. Due to clerical error, it was previously reported that the distribution was composed solely of sale proceeds. However, the distribution represented a distribution of sales proceeds from the sale of the Partnership's interest in 1090 Vermont of approximately $6,013,000 ($15/Interest) and previously undistributed cash generated from operations of approximately $8,016,000 ($20/Interest). Accordingly, the General Partners were entitled to receive a distribution of previously undistributed cash generated from operations of approximately $334,000, which was paid in the fourth quarter of 1998. Additionally, in connection with the distribution of previously undistributed cash generated from operations, the General Partners received a management fee of approximately $557,000.

     Additionally, the Partnership currently expects to distribute approximately $4,009,000 ($10/interest) to the Holders of Interest and $167,000 to the General Partners of previously undistributed cash generated from operations in the fourth quarter of 1998.

     In order to avoid the risks and further expenses of litigation, and without any admission of liability, in July 1998 JMB/900 entered into an agreement (the "Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor and the Venture Partners are hereinafter collectively referred to as the "Progress Parties") for the settlement and release of claims and causes of action by and against JMB/900 and the Progress Parties. In addition to the settlement and release of these claims and causes of action, the Settlement Agreement generally provides for, among other things, agreement on certain terms and conditions for sale of the building and subsequent winding up of the venture. In addition, under the terms of the Settlement Agreement, JRA and PPI will seek dismissal of their respective bankruptcy cases or, in the absence of such dismissal, will seek bankruptcy court approval of the Settlement Agreement. JMB/900 will seek to (a) obtain a settlement and release of claims and causes of action (i) against the Federal Deposit Insurance Corporation ("FDIC") and (ii) by the FDIC against JMB/900 and each of the Progress Parties and certain of their related parties, and (b) purchase the interests of the FDIC in P-C 900 in connection with the settlement with the FDIC.

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

     Under the terms of the Settlement Agreement, the venture will not make distributions to JMB/900 or the Venture Partners until the venture has sold the building and paid, obtained a release from or established reserves for the payment of its expenses and liabilities. When made, distributions of the venture generally are to be made as follows: (1) JMB/900 is to be paid an amount equal to that paid to acquire the FDIC's interest in PC-900; (2) up to the next $60 million of distributions are to be made 77.5% to JMB/900 and 22.5% to the Progress Parties, and (3) any additional distributions are to be made 70% to JMB/900 and 30% to the Progress Parties. In addition, to the extent that cash is not currently distributed to JMB/900 and the Venture Partners, profits or losses from operations of the venture are to be allocated 70% to JMB/900 and 30% to the Progress Parties. To the extent that the venture's operating income exceeds the cash being distributed, operating income will be allocated in the same manner that an equal amount of cash from the sale of the building would be distributed (i.e., generally in either the 77.5% and 22.5% ratio or the 70% and 30% ratio).

     The Settlement Agreement expressly provides that JMB/900 will have no further obligation to make any capital contributions to the venture and that the Venture Partners will have no right to any Guaranteed Payments from the venture. In addition, JMB/900 will release its claim for payment of the $20 million loan and accrued interest thereon. After sale of the building JMB/900 will be responsible for winding up the venture. Under the Settlement Agreement, certain legal fees and expenses incurred by either JMB/900 or the Progress Parties will be reimbursed by the venture.

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

     Although the Partnership remains hopeful that it will be able to distribute sale proceeds from the disposition of the 900 Third Avenue and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition of these investment properties, the Partnership, and therefore the Holders of Interest will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in accounts payable and other current liabilities at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of redemptions of gift certificates at the Louis Joliet Mall.

     The increase in due to affiliates at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment for management fees to the Corporate General Partner.

     The increase in interest income for the nine months ended
September 30, 1998 as compared to the same period in 1997 is primarily due the temporary investment of the proceeds from the sale of the Partnership's interest in 1090 Vermont in May 1998. Such proceeds were distributed to the Holders of Interests in September 1998.

     The decrease in other income for the nine months ended September 30, 1998 as compared with the same period in 1997 is primarily due to the discounted payoff of the Turtle Creek note in December of 1997. This amount is partially offset by the 1998 sale of stock that was received in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993).

     The increase in property operating expenses for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to an increase in contract costs for security and cleaning at the Louis Joliet Mall. The decrease in property operating expenses for the three months ended September 30, 1998 as compared to the same period in 1997 is primarily due to a decrease in utility expense as a result of a more moderate summer in 1998.

     The increase in management fees to Corporate General Partner for the three and nine months ended September 30, 1998 as compared to the same period in 1997 is due to operating distribution made in the third quarter of 1998.

     The decrease in general and administrative expenses for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to a decrease in certain expenses related to the administration of the Partnership.

     The increase in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 is primarily due to the classification of the Piper Jaffray Tower as held for sale as of September 30, 1997 and 900 Third Avenue as held for sale as of the July 1998, and therefore, not subject to continued depreciation. Additionally, the increase is also due to additional profits being allocated to the Partnership as a result of the Settlement Agreement related to 900 Third Avenue.

     The gain on sale of interest in unconsolidated venture for the three and nine months ended September 30, 1998 and related decrease in investment in unconsolidated ventures, at equity is due to the sale of the Partnership's interest in 1090 Vermont in May 1998. Additionally, the decrease is also due the Partnership's receipt of approximately $600,000 of undistributed operating cash flow in 1998.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 3. 1090 Vermont Avenue
     Building
     Washington, D.C. . . . . . .    84%       84%        91%       93%     93%      N/A     N/A
 4. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    98%       98%        93%       93%     91%      89%     89%
 5. 900 Third Avenue Building
     New York, New York . . . . .    98%       98%        97%       97%     97%     100%     99%
 6. Wells Fargo Center
     South Tower
     Los Angeles, California. . .    93%       90%        90%       90%     90%      90%     90%
 7. Louis Joliet Mall
     Joliet, Illinois . . . . . .    82%       80%        82%       84%     83%      83%     84%

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998