Form 10-K405
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1999-03-31
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Act of 1934


For the fiscal year
  ended December 31, 1998                  Commission File No. 0-15962



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

                              TABLE OF CONTENTS



                                                              Page
                                                              ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .   8

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .  11

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .  11


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .  11

Item 6.       Selected Financial Data. . . . . . . . . . . . .  13

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . .  17

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .  27

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .  28

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .  64


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .  64

Item 11.      Executive Compensation . . . . . . . . . . . . .  67

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .  69

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .  70

PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .  70


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  75

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are or have been located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership currently expects to conduct an orderly liquidation of its interests in 900 Third Avenue, Piper Jaffray Tower and Louis Joliet Mall investment properties during 1999, barring any unforseen economic developments. However, the Partnership may be unable to dispose of the Piper Jaffray Tower prior to December 31, 1999. In addition, the Partnership currently expects to retain its indirect interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties and its interests in the Wells Fargo Center
- South Tower beyond 1999.

     The Partnership has made the real property investments set forth in the following table:


                                                          SALE OR DISPOSITION
                                                            DATE OR IF OWNED
                                                          AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                         DATE OF      ORIGINAL INVESTED
    AND LOCATION (g)               SIZE       PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------          ----------    --------   ----------------------         ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois. . . . . .         783,000       4/1/84            8/30/93                fee ownership of
                                  sq.ft.                                                land and improvements
                                  g.l.a.                                                (through joint venture
                                                                                        partnerships) (c)(d)
 2. Brittany Downs
    Apartments
     Phase I and Phase II,
     Thornton (Denver),
     Colorado. . . . . .         464 units     8/15/84           1/10/95                fee ownership of land and
                                                                                        improvements
 3. Scottsdale Financial
     Center I
     Scottsdale,
     Arizona . . . . . .         106,800       9/28/84          12/17/93                fee ownership of land and
                                  sq.ft.                                                improvements
                                  n.r.a.
 4. Scottsdale Financial
     Center II
     Scottsdale,
     Arizona . . . . . .         151,625       9/28/84           10/1/93                fee ownership of improve-
                                  sq.ft.                                                ments and ground leasehold
                                  n.r.a.                                                interest in land
 5. 237 Park Avenue
     Building
     New York,
     New York. . . . . .        1,140,000      8/14/84             (i)                  fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnerships) (c)
 6. 1290 Avenue of the
     Americas Building
     New York,
     New York. . . . . .        2,000,000      7/27/84             (i)                  fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnerships)
                                                                                        (c)




                                                          SALE OR DISPOSITION
                                                            DATE OR IF OWNED
                                                          AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                         DATE OF      ORIGINAL INVESTED
    AND LOCATION (g)               SIZE       PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------          ----------    --------   ----------------------         ---------------------

 7. 2 Broadway Building
     New York,
     New York. . . . . .        1,600,000      8/14/84           9/18/95                fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnerships)
 8. 1090 Vermont Avenue
     Building
     Washington, D.C.. .         140,000       9/26/84           5/29/98                fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnership) (c)(d)
 9. Mariners Pointe
     Apartments
     Stockton,
     California. . . . .         220 units     10/2/84          10/11/96                fee ownership of land and
                                                                                        improvements (through joint
                                                                                        venture partnership) (c)(f)
10. Louisiana Tower
     Shreveport,
     Louisiana . . . . .         349,000      11/14/84           8/30/95                fee ownership of improve-
                                  sq.ft.                                                ments and ground leasehold
                                  n.r.a.                                                interest in land
11. Marketplace at
     South Street
     Seaport
     New York,
     New York. . . . . .         263,000      12/14/84           3/8/88                 fee ownership of improve-
                                  sq.ft.                                                ment and ground leasehold
                                  n.r.a.                                                interest in land (through
                                                                                        joint venture partnership)
12. Gateway Tower
     White Plains,
     New York. . . . . .         552,000      12/31/84          12/30/92                fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnership)
13. Piper Jaffray Tower
     Minneapolis,
     Minnesota . . . . .         723,755      12/27/84             5%                   fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnerships) (c)





                                                          SALE OR DISPOSITION
                                                            DATE OR IF OWNED
                                                          AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                         DATE OF      ORIGINAL INVESTED
    AND LOCATION (g)               SIZE       PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------          ----------    --------   ----------------------         ---------------------

14. 900 Third Avenue
     Building
     New York,
     New York. . . . . .         517,000      12/28/84             5%                   fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                 venture partnerships) (c)
15. Wells Fargo Center -
     South Tower
     Los Angeles,
     California. . . . .        1,100,000      6/28/85             10%                  fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnership)
                                                                                        (c)
16. Louis Joliet Mall
     Joliet, Illinois. .         305,000       7/31/85             5%                   fee ownership of land and
                                  sq.ft.                                                improvements (g) (h)
                                  g.l.a.
17. Turtle Creek Centre
     Dallas, Texas . . .         296,378       8/30/85           3/7/89                 fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnership) (c)(e)
18. Yerba Buena West
     Office Building
     San Francisco,
     California. . . . .         267,687       8/30/85           6/24/92                fee ownership of land and
                                  sq.ft.                                                improvements (through joint
                                  n.r.a.                                                venture partnerships)
19. Wilshire Bundy
     Plaza
     Los Angeles,
     California. . . . .         284,724       11/7/85           3/27/96                fee ownership of improve-
                                  sq.ft.                                                ments and ground leasehold
                                  n.r.a.                                                interest in land (e)




-----------------------
  (a) The computation of this percentage for properties held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to the Notes filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

  (d) Reference is made to the Notes for a description of the sale of the Partnership's interest in this investment property.

  (e) Reference is made to the Notes for a description of the disposition of this investment property.

  (f) Reference is made to the Notes for a description of the sale of this investment property.

  (g) Reference is made to Item 8 - Schedule III to the Consolidated Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

  (h) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (i) The original invested capital percentage for the 237 Park Avenue Building and the 1290 Avenue of the Americas Building was 7% and 15%, respectively. Reference is made to the Notes for a description of the reorganization and restructuring of the Partnership's indirect interests in these investment properties.


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1998 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective
October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the original purchase money notes made by JMB/NYC for its interest in the Properties, which had outstanding principal and accrued and deferred interest of approximately $117,679,000 at December 31, 1998, mature on January 2, 2001.

If such REIT affiliate exercises such right to purchase, due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, and the significant preference levels to the other partners within the reorganized structure of the joint ventures owning the Properties and liabilities of the Partnership, it is unlikely that such purchase would result in payment of any significant amount to JMB/NYC. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by JMB/NYC to the Partnership at any time (other than a return of funds held in escrow pursuant to the indemnification obligation) due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the significant preference levels for the other partners within the reorganized joint ventures.

     On May 29, 1998, the Partnership sold its interest in the 1090 Vermont venture, as described more fully in the Notes.

     Reference is made to Item 6 and to the Notes filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's investment property as of December 31, 1998.

     The Partnership has no employees.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:

                                                                   1997                        1998
                                                         -------------------------   -------------------------
                                                         At     At     At      At     At     At     At     At
                                  Principal Business    3/31   6/30   9/30   12/31   3/31   6/30   9/30  12/31
                                  ------------------    ----   ----   ----   -----   ----   ----  -----  -----

 1. 237 Park Avenue
     Building
     New York, New York. . . .    Advertising/
                                  Insurance/Paper/
                                  Real Estate
                                  Investment              *      *      *       *      *      *      *      *

 2. 1290 Avenue of the
     Americas Building
     New York, New York. . . .    Financial Services      *      *      *       *      *      *      *      *

 3. 1090 Vermont Avenue
     Building
     Washington, D.C.. . . . .    Trade Associations     84%    84%    91%     93%    93%    N/A    N/A    N/A

 4. Piper Jaffray Tower
     Minneapolis,
     Minnesota . . . . . . . .    Legal Services/
                                  Advertising/
                                  Financial Services     98%    98%    93%     93%    91%    89%    89%    89%

 5. 900 Third Avenue
     Building
     New York, New York. . . .    Legal Services/
                                  Detective Agency/
                                  Financial Services     98%    98%    97%     97%    97%   100%    99%    97%

 6. Wells Fargo Center -
     South Tower
     Los Angeles,
     California. . . . . . . .    Business Infor-
                                  mation Systems         93%    90%    90%     90%    90%    90%    90%    85%

 7. Louis Joliet Mall
     Joliet, Illinois. . . . .    Retail                 82%    80%    82%     84%    83%    83%    84%    84%





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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1998 and 1997.


                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 41,057 record Holders of the 400,830.39402 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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


ITEM 6.  SELECTED FINANCIAL DATA

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                     DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                  1998           1997            1996           1995           1994
                             -------------  -------------    -----------    ------------   ------------
Total income . . . . . . . .  $  9,772,720     11,393,348     11,830,330      19,054,756     23,597,310
                              ============    ===========    ===========     ===========    ===========
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties . . .  $ (1,838,405)     8,080,035    152,923,409     (27,465,134)   (24,870,881)
Gains (losses) on sale of
 the Partnership's interest
 in unconsolidated venture,
 sale of investment
 properties by uncon-
 solidated ventures
 or on sale or
 disposition of
 investment properties . . .     2,594,828          --         2,928,068     (14,886,886)     1,702,082
Extraordinary items. . . . .         --             --        23,622,011      35,711,359     (3,000,000)
Cumulative effect of an
 accounting change . . . . .         --             --       (16,000,000)          --             --
                              ------------    -----------    -----------     -----------    -----------
Net earnings (loss). . . . .  $    756,423      8,080,035    163,473,488      (6,640,661)   (26,168,799)
                              ============    ===========    ===========     ===========    ===========




                                  1998           1997           1996             1995          1994
                             -------------  -------------    -----------    ------------   ------------
Net earnings (loss) per
 Interest (b):
   Earnings (loss) before
    gains on sale or
    disposition of invest-
    ment properties. . . . .  $      (4.40)         19.35         366.18          (65.74)        (59.53)
   Gains (losses) on sale
    of the Partnership's
    interest in uncon-
    solidated venture,
    sale of investment
    properties by
    unconsolidated
    ventures or on sale
    or disposition
    of investment
    properties . . . . . . .          6.41          --              7.23          (36.75)          4.20
   Extraordinary items . . .         --             --             58.33           87.94          (7.18)
   Cumulative effect of
    an accounting
    change . . . . . . . . .         --             --            (38.31)          --             --
                              ------------    -----------    -----------     -----------    -----------
Net earnings (loss). . . . .  $       2.01          19.35         393.43          (14.55)        (62.51)
                              ============    ===========    ===========     ===========    ===========

Total assets . . . . . . . .  $ 48,869,476     63,829,469     60,002,966     106,113,792    147,075,454
Long-term debt . . . . . . .  $ 55,119,460     51,768,623     48,359,317      26,000,000     25,794,970
Cash distributions
  per Interest (c) . . . . .  $      45.00          --             --              20.00          --
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1998


Property
--------

Louis Joliet
Mall
                    a)    The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31, for each of the last five years were as follows:

                                                        GLA              Avg. Base Rent Per
                            December 31,           Occupancy Rate        Square Foot (1)
                            ------------           --------------        ------------------

                                 1994. . . . . .         79%                 $13.53
                                 1995. . . . . .         88%                  13.29
                                 1996. . . . . .         82%                  14.65
                                 1997. . . . . .         84%                  15.37
                                 1998. . . . . .         84%                  15.94

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



                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Louis Joliet Mall:

                                                                                  Annualized         Percent of
                                              Number of         Approx. Total     Base Rent          Total 1998
                            Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                            December 31,      Leases            Leases (1)        Leases             Expiring
                            ------------      ---------         ---------------   -----------        ----------
                               1999                12                15,450           $369,479              9%
                               2000                 9                19,290            320,938              8%
                               2001                 8                 4,772            219,655              5%
                               2002                 8                 9,366            319,072              8%
                               2003                 8                18,134            394,248             10%
                               2004                10                27,657            575,938             14%
                               2005                17                47,213            892,992             22%
                               2006                 7                25,744            433,572             11%
                               2007                 7                16,308            434,505             11%
                               2008                 5                10,881            266,520              7%

                    (1)  Excludes leases that expire in 1999 for which renewal leases or leases with replacement tenants have been executed as of January 5, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Notes.

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

     The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and previously retained Lehman Brothers Inc. through June 1998 as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     During 1997 and 1998, some of the Holders of Interests received unsolicited offers from unaffiliated third parties to purchase up to 4.87% of the Interests in the Partnership at prices ranging from $10 to $21 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that approximately 1.56% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1998, the Partnership had cash and cash equivalents of approximately $6,876,000. Such funds were available for working capital requirements.

     As discussed more fully below, in March 1999 JMB/900 settled various claims and acquired the interest of the FDIC and the unaffiliated venture partners in Progress Partners, which owns the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $4,600,000) of the $13,800,000 contributed to JMB/900.

     The Partnership has currently budgeted in 1999 approximately $902,000 for tenant improvements and other capital expenditures. Such amount does not include any portion of additional funds recently requested by the replacement cinema operator at Louis Joliet Mall in connection with cost overruns incurred in reconfiguring its tenants space, which is discussed below. Such items and the Partnership's share of such similar items for its unconsolidated ventures in 1999 is currently budgeted to be approximately $1,870,000. Actual amounts expended in 1999 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year.

     The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and the sale of such investments. However, due to the property specific concerns discussed below, the Partnership currently considers only Louis Joliet Mall and 900 Third Avenue to be potential sources of future cash generated from operations or sales. In such regard, reference is made to the Partnership's property specific discussions below.

     The Partnership distributed approximately $14,029,000 ($35/interest) to the Holders of Interest in the third quarter of 1998. Although, it was previously reported that the distribution was composed solely of sale proceeds, it in fact represented a distribution of sales proceeds from the sale of the Partnership's interest in 1090 Vermont of approximately $6,013,000 ($15/Interest) and previously undistributed cash generated from operations of approximately $8,016,000 ($20/Interest). Accordingly, the General Partners were entitled to receive a distribution of previously undistributed cash generated from operations of approximately $334,000, which was paid in the fourth quarter of 1998. In connection with this distribution, the Corporate General Partner received a management fee of approximately $557,000. Additionally, the Partnership distributed approximately $4,009,000 ($10/interest) to the Holders of Interest and $167,000 to the General Partners of previously undistributed cash generated from operations in the fourth quarter of 1998. In connection with this distribution, the Corporate General Partner received a management fee of approximately $278,000.

     Piper Jaffray Tower

     Occupancy of the building at the end of the fourth quarter of 1998 was 89%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of December 31, 1998. The lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1996, 1997 or 1998. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1996 and 1997 totalled $741,627 and $385,523, respectively. During 1998, no such excess cash flow was generated.

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

     On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At December 31, 1998, the balance of such escrow account totaled approximately $5,441,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1998, the manager has deferred approximately $4,445,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     During the third quarter of 1997, Popham informed Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm, Hinshaw & Culberson ("Hinshaw"). In December 1997, Piper signed a non-binding letter of intent with Hinshaw to lease 31,920 square feet of the Popham space for a term of five years, commencing January 1, 1998, at a market rental rate which exceeded Popham's modified rate that became effective in August 1997. Popham had paid its modified rent through the end of 1997. Commencing in January 1998, Hinshaw began paying rent in accordance with the letter of intent. In May 1998, Piper executed the lease with Hinshaw in accordance with the letter of intent and Piper terminated Popham's lease (for approximately 47,000 square feet) effective December 31, 1997 with no further consideration.

     Piper had discussed an early renewal with PJI which occupies 332,823 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at March 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000.

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs and the balance (approximately $1,100,000) is expected to be reimbursed by the insurance carrier in 1999. JMB/Piper made certain advances to Piper for such costs, and expects to have the advances repaid upon reimbursement from the insurance carrier.

     As of September 30, 1997, the JMB/Piper venture has classified the property as held for sale or disposition. The Property will therefore no longer be subject to continued depreciation.

     Wells Fargo Center - South Tower

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years. The Partnership expects that the competitive market conditions in Southern California will have an adverse affect on the building through lower effective rental rates achieved on re-leasing of existing space which expires or is given back over the next several years. In addition, new leases are expected to require substantial expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the next several years.

     During 1996, the Partnership, the joint venture, and the lenders reached an agreement to modify the mortgage note and the promissory note secured by the Partnership's interest in the property. In conjunction with the note modifications, the Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed and the Partnership's 1998 and 1997 shares of income for financial reporting purposes (approximately $267,000 and $152,000, respectively) have not been recognized as such amounts are not considered realizable. Since the terms of modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the Notes for a further description of these events.

     JMB/NYC

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties") were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") is owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the original purchase money notes made by JMB/NYC for its interest in the Properties which had an outstanding principal and accrued and deferred interest of approximately $117,679,000 at December 31, 1998, mature on January 2, 2001.

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

     1090 Vermont Avenue Building

     On May 29, 1998, the Partnership sold its interest in the 1090 Vermont venture to the unaffiliated venture partner for $4,725,409. Reference is made to the Notes for a further description of such transaction.

     900 Third Avenue Building

     Occupancy of this building at the end of the fourth quarter of 1998 was 97%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.

     Pursuant to the extension of the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such space has been renewed or released. During 1998, approximately $10,262,000 has been deposited into escrow from net cash flow from property operations. Additionally, approximately $5,149,000 has been withdrawn from the escrow account for payment of real estate taxes in 1998.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the property, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of (i) closing of a sale of the property by Progress Partners or (ii) January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 in Progress Partners were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

Louis Joliet Mall

     Occupancy of this mall at the end of the fourth quarter of 1998 was 84%.

     The Partnership has negotiated a lease with Silver Cinemas, Inc., a replacement operator for General Cinema, Inc. (approximately 5% of the mall space). In connection with the new lease, the Partnership agreed to contribute $700,000 to reconfigure the current four screen cinema to a six screen cinema. The replacement operator has encountered cost overruns in reconfiguring its tenant space and has requested that the Partnership agree to contribute additional funds for the reconfiguration. The Partnership is currently considering this request. Additionally, such tenant's credit rating was recently downgraded. Two other tenants occupying approximately 8,900 square feet of space recently filed for protection from creditors under chapter 11 of the Bankruptcy Code. There is no assurance that either of these tenants will continue to honor their respective leases.

     The Partnership had been marketing the property for sale. In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC, an unaffiliated third party. The sale is subject to the satisfaction of various conditions and there is no assurance that such sale will occur. In light of issues concerning one or more of the tenants discussed above, it is expected that a modification of the existing sale contract will be required if the sale is to be completed.

     Yerba Buena Office Building

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal. In addition, the former lender has filed an action and subsequently received an order against the joint venture for fees expended in the litigation (the Partnership's potential share of such order is approximately $245,000). In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. As of the date of this report, the joint venture does not anticipate reimbursing the former lender for fees expended in the litigation. There can be no assurance that the litigation will ultimately be successful, or that the Partnership will ultimately realize any amounts (or avoid any further payments) with respect thereto.

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

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. All properties have been classified by the Partnership or its ventures as held for sale or disposition, and therefore, will no longer be subject to continued depreciation. The Partnership currently expects to be able to conduct an orderly liquidation of its interests in 900 Third Avenue, Piper Jaffray Tower and Louis Joliet Mall investment properties during 1999, barring unforeseen economic developments. However, the Partnership may be unable to dispose of the Piper Jaffray Tower prior to December 31, 1999. In addition, the Partnership currently expects to retain its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas investment properties and the Partnership's interests in the Wells Fargo Center - South Tower beyond 1999. Although the Partnership expects to distribute sale proceeds from the sale of the 900 Third Avenue and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interest will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     RESULTS OF OPERATIONS

     At December 31, 1998, 1997 and 1996, the Partnership owned six, seven and seven investment properties, respectively, all of which were operating.

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sale of the Mariners Pointe Apartments in October 1996, the lender realizing upon its security in the Wilshire Bundy Plaza in March 1996, and the restructuring of the Partnership's interest in JMB/NYC and South Tower in 1996 and the sale of the Partnership's interest in the 1090 Vermont Venture in May 1998.

     The decrease in cash and cash equivalents at December 31, 1998 as compared to December 31, 1997 is primarily due to the distributions of sales proceeds and previously undistributed cash flow from operations to the General Partners of approximately $501,000 and Holders of Interests of approximately $18,037,000 in 1998. The decrease is partially offset by proceeds received from the sale of the Partnership's interest in the 1090 Vermont venture of approximately $4,725,000.

     The increase in interest, rents and other receivable at December 31, 1998 as compared to December 31, 1997 is primarily due to advances to JMB/Piper for payments of repairs for flood damage, which are expected to be reimbursed by insurance proceeds.

     The decrease in accounts payable and other current liabilities at December 31, 1998 as compared to December 31, 1997 is primarily due to the timing of redemption of gift certificates at the Louis Joliet Mall.

     The increase in long-term debt, less current portion at December 31, 1998 as compared to December 31, 1997 is primarily due to the accumulation of deferred accrued interest related to the promissory note secured by the Partnership's interest in the Wells Fargo - South Tower joint venture.

     The decrease in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to a decrease in average cash balances due to the distributions of sales proceeds and previously undistributed cash flow from operations to the General Partners and the Holders of Interests. The increase in interest income for the year ended December 31, 1997 as compared to December 31, 1996 is primarily due to a higher average cash balance for investments in 1997.

     The increase in other income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the receipt of the final settlement payment of $1,400,000 related to Turtle Creek in December 1997. Other income for the year ended December 31, 1998 is due to the sale of stock in 1998 that was received in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993).

     The decrease in depreciation for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the classification of Louis Joliet Mall as held for sale or disposition as of December 31, 1996, and therefore, the property is no longer subject to continuing depreciation.

     The increase in professional fees for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the Partnership incurring additional legal fees for the Yerba Buena litigation.

The decrease in professional fees for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the Partnership no longer incurring legal fees related to the restructurings in 1996 of the Partnership's interest in Wells Fargo Center and JMB/NYC's interest in the 237 Park and 1290 Avenue of the Americas.

     The increase in management fees to Corporate General Partner for the year ended December 31, 1998 as compared to the years ended December 31, 1997 and December 31, 1996 is due to operating distributions made in 1998.

     The decrease in general and administrative expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to a decrease in certain expenses related to the administration of the Partnership. The increase in general and administrative expenses for the year ended December 31, 1997 as compared to December 31, 1996 is primarily due to an increase in costs for the use of independent third parties to perform certain administrative services for the Partnership.

     The restructuring fee for the year ended December 31, 1996 is due to the loan modification of the Partnership's note payable to Wells Fargo and restructuring of the South Tower venture during the fourth quarter of 1996.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the period ending December 31, 1998 and December 31, 1997 is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the indemnification agreement.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1998 as compared to December 31, 1997 is primarily due to the reversal of $18,600,000 of accrued contingent interest related to the mortgage loan at the Piper Jaffray Tower. This resulted in additional income allocated to the Partnership in 1997. The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended
December 31, 1996 is primarily due to the restructuring of JMB/NYC's interests in the 237 Park Avenue, 1290 Avenue of the Americas and Wells Fargo Center - South Tower Properties. During 1996, the Partnership recognized income from restructuring of $163,226,750, which is included with losses from operations of unconsolidated ventures. Pursuant to the terms of the Plan, JMB/NYC converted its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and accordingly no longer has a commitment to provide financial support to the joint ventures owning the Properties. As of the Effective Date, the Partnership has discontinued the application of the equity method of accounting for its indirect interests in the properties and additional losses from the investment in unconsolidated venture will not be recognized. Additionally, the decrease in 1997 is partially offset by the reversal of accrued contingent interest discussed above.

     The gain on sale of interest in unconsolidated venture for the year ended December 31, 1998 and related decrease in investment in unconsolidated ventures, at equity is due to the sale of the Partnership's interest in the 1090 Vermont venture in May 1998. Additionally, the decrease is also due the Partnership's receipt of approximately $600,000 of undistributed operating cash flow from that venture in 1998.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation in future periods may have an adverse impact on property operating expenses, which would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon the extent to which the properties are occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.

YEAR 2000

     The year 2000 problem is the result of computer programs being written with two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions or engage in other normal business activities.

     The Partnership uses the telephone, accounting, transfer agent and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. Except as noted in the following sentence, the Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects. Both the hardware and software for individual personal computers used in the Partnership's administrative systems are expected to be tested for their year 2000 compliance during the summer of 1999.

     In addition, the Partnership has received written representation from the property managers for 900 Third Avenue, Piper Jaffray Tower and Louis Joliet Mall that the building systems (e.g., elevator, alarm, security and HVAC systems) are or are being made year 2000 compliant in all material respects. Certain of the building systems at these properties need minor upgrading, which has been undertaken and is expected to be completed in the near future without incurring material expense. In addition, the Partnership currently expects that these properties will be sold during 1999, with the possible exception of the Piper Jaffray Tower. The Partnership does not currently know the extent to which the Wells Fargo Center - South Tower or the respective joint ventures that own these properties are year 2000 compliant.

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance

     The Partnership is relying on the representations of the property managers for 900 Third Avenue, Piper Jaffray Tower and Louis Joliet Mall regarding the ability of those properties to be year 2000 compliant in all material respects. In the event that the Partnership's investment properties are not year 2000 compliant in all material respects, the relevant investment property or properties could experience various operational difficulties, such as possible systems failures. Such operational difficulties could result in remediation and, under certain circumstances, possibly other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not, under certain circumstances, have a material adverse effect on the Partnership or its investment in 900 Third Avenue, Piper Jaffray Tower and/or Louis Joliet Mall in the event such properties are not sold during 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at a fixed rate and is due to mature subsequent to the Partnership's expected liquidation and termination date, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE


                                    INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations, years ended December 31, 1998,
  1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows, years ended December 31,
  1998, 1997 and 1996

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its consolidated venture at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.









                                              KPMG LLP


Chicago, Illinois
March 29, 1999

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                             CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31, 1998 AND 1997

                                                       ASSETS
                                                       ------
                                                                                   1998               1997
                                                                               ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     $  6,875,849        21,051,953
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $72,746 for 1998 and
    $27,963 for 1997, respectively). . . . . . . . . . . . . . . . . . . .          685,990           253,069
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,860            25,860
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          352,268           292,110
                                                                               ------------      ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .        7,939,967        21,622,992
                                                                               ------------      ------------
Investment property held for sale or disposition . . . . . . . . . . . . .       34,434,318        33,994,623
                                                                               ------------      ------------

Investment in unconsolidated ventures, at equity . . . . . . . . . . . . .        5,068,160         6,570,294
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          856,169         1,082,305
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .          570,862           559,255
                                                                               ------------      ------------

                                                                               $ 48,869,476        63,829,469
                                                                               ============      ============





                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED
                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                -----------------------------------------------------

                                                                                   1998               1997
                                                                               ------------      ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .     $    387,096           357,323
  Accounts payable and other current liabilities . . . . . . . . . . . . .          774,360         1,394,605
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,415,702         1,345,828
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          170,101           172,492
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .          545,000           593,054
                                                                               ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .        3,292,259         3,863,302
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .           19,919            17,169
Investment in unconsolidated ventures, at equity . . . . . . . . . . . . .        5,958,542         5,650,592
Partnership's share of the maximum unfunded obligation under the
  indemnification agreement. . . . . . . . . . . . . . . . . . . . . . . .        7,994,262         8,262,766
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .       55,119,460        51,768,623
                                                                               ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .       72,384,442        69,562,452

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .      (15,069,445)      (15,021,857)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (1,817,374)       (1,316,336)
                                                                               ------------      ------------
                                                                                (16,885,819)      (16,337,193)
                                                                               ------------      ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .      351,746,836       351,746,836
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .     (296,162,587)     (296,966,598)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .      (62,213,396)      (44,176,028)
                                                                               ------------      ------------
                                                                                 (6,629,147)       10,604,210
                                                                               ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . . .      (23,514,966)       (5,732,983)
                                                                               ------------      ------------
                                                                               $ 48,869,476        63,829,469
                                                                               ============      ============

                            See accompanying notes to consolidated financial statements.

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                1998              1997              1996
                                                            ------------      ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .      $  8,617,055         8,559,300        10,544,285
  Interest income. . . . . . . . . . . . . . . . . . .           969,623         1,056,203           854,307
  Other income . . . . . . . . . . . . . . . . . . . .           186,042         1,777,845           431,738
                                                            ------------      ------------      ------------
                                                               9,772,720        11,393,348        11,830,330
                                                            ------------      ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .         5,866,362         5,893,740         5,971,389
  Depreciation . . . . . . . . . . . . . . . . . . . .             --                --            1,462,969
  Property operating expenses. . . . . . . . . . . . .         4,289,800         4,145,604         5,289,810
  Professional services. . . . . . . . . . . . . . . .           774,037           537,334           739,065
  Amortization of deferred expenses. . . . . . . . . .           186,521           217,634           367,084
  Management fees to Corporate General Partner . . . .           835,063             --                --
  General and administrative . . . . . . . . . . . . .           686,594           783,752           659,725
  Restructuring fee. . . . . . . . . . . . . . . . . .             --                --            6,118,255
                                                            ------------      ------------      ------------
                                                              12,638,377        11,578,064        20,608,297
                                                            ------------      ------------      ------------
                                                              (2,865,657)         (184,716)       (8,777,967)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement. . . . . . . . . . . . . .           268,504           268,504             --
Partnership's share of  operations of unconsolidated
  ventures (including income from restructuring of
  $163,226,750 in 1996). . . . . . . . . . . . . . . .           758,748         7,996,247       161,701,376
                                                            ------------      ------------      ------------

    Earnings (loss) before gain on sale or
      disposition of investment properties . . . . . .        (1,838,405)        8,080,035       152,923,409
Gain on sale of interest in unconsolidated venture . .         2,594,828             --                --
Partnership's share of gains (losses) on sale of
  investment properties by unconsolidated ventures . .             --                --              870,837
Gain on sales or dispositions of
  investment properties. . . . . . . . . . . . . . . .             --                --            2,057,231
                                                            ------------      ------------      ------------
    Earnings (loss) before
      extraordinary items. . . . . . . . . . . . . . .           756,423         8,080,035       155,851,477




                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 1998             1997              1996
                                                            ------------      ------------      ------------
Extraordinary items:
  Gain on forgiveness of indebtedness. . . . . . . . .             --                --           23,622,011
Cumulative effect of an accounting change. . . . . . .             --                --          (16,000,000)
                                                            ------------      ------------      ------------
    Net earnings (loss). . . . . . . . . . . . . . . .      $    756,423         8,080,035       163,473,488
                                                            ============      ============      ============
    Net earnings (loss) per limited
      partnership interest:
        Earnings (loss) before gains on sale or
          disposition of investment properties . . . .      $      (4.40)            19.35            366.18
        Gain on sale of interest in unconsolidated
          venture. . . . . . . . . . . . . . . . . . .              6.41             --                --
        Partnership's share of gains (losses)
          on sale of investment properties
          by unconsolidated ventures . . . . . . . . .             --                --                 2.15
        Gains on sale or disposition of
          investment properties. . . . . . . . . . . .             --                --                 5.08
        Extraordinary items. . . . . . . . . . . . . .             --                --                58.33
        Cumulative effect of an accounting change. . .             --                --               (38.31)
                                                            ------------      ------------      ------------
        Net earnings (loss). . . . . . . . . . . . . .      $       2.01             19.35            393.43
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

                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                             NET                                       NET OF        NET
              CONTRI-     EARNINGS       CASH                         OFFERING     EARNINGS        CASH
              BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL         COSTS        (LOSS)     DISTRIBUTIONS      TOTAL
              -------    ----------  -------------    -----------   -----------   ----------   -------------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1994. . . . . $1,000   (20,281,012)   (1,235,319)   (21,515,331)  351,746,836  (456,620,305)   (36,155,381) (141,028,850)

Cash dis-
 tributions
 $20 per
 limited
 Partnership .   --           --          (81,017)       (81,017)        --            --        (8,020,647)   (8,020,647)
Net earnings
 (loss). . . .   --        (806,483)        --          (806,483)        --       (5,834,178)         --       (5,834,178)
               ------   -----------    ----------    -----------   -----------  ------------    -----------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1995. . . . .  1,000   (21,087,495)   (1,316,336)   (22,402,831)  351,746,836  (462,454,483)   (44,176,028) (154,883,675)

Net earnings
 (loss). . . .   --       5,742,437         --         5,742,437         --      157,731,051          --      157,731,051
               ------   -----------    ----------    -----------   -----------  ------------    -----------  ------------





                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                  (A LIMITED PARTNERSHIP)
                                                 AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                             NET                                       NET OF        NET
              CONTRI-     EARNINGS       CASH                         OFFERING     EARNINGS        CASH
              BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL         COSTS        (LOSS)     DISTRIBUTIONS      TOTAL
              -------    ----------  -------------    -----------   -----------   ----------   -------------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1996. . . . .  1,000   (15,345,058)   (1,316,336)   (16,660,394)  351,746,836  (304,723,432)   (44,176,028)    2,847,376

Net earnings
 (loss). . . .   --         323,201         --           323,201         --        7,756,834          --        7,756,834
               ------   -----------    ----------    -----------   -----------  ------------    -----------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1997. . . . .  1,000   (15,021,857)   (1,316,336)   (16,337,193)  351,746,836  (296,966,598)   (44,176,028)   10,604,210

Cash dis-
 tributions
 $45 per
 limited
 Partnership .   --           --         (501,038)      (501,038)        --            --       (18,037,368)  (18,037,368)
Net earnings
 (loss). . . .   --         (47,588)        --           (47,588)        --          804,011          --          804,011
               ------   -----------    ----------    -----------   -----------  ------------    -----------  ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1998. . . . . $1,000   (15,069,445)   (1,817,374)   (16,885,819)  351,746,836  (296,162,587)   (62,213,396)   (6,629,147)
               ======   ===========    ==========    ===========   ===========  ============    ===========  ============


                               See accompanying notes to consolidated financial statements.

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                                                  1998             1997              1996
                                                             ------------       -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .     $    756,423         8,080,035       163,473,488
  Items not requiring (providing) cash or
    cash equivalents:
      Depreciation . . . . . . . . . . . . . . . . . . .            --                --            1,462,969
      Amortization of deferred expenses. . . . . . . . .          186,521           217,634           367,084
      Long-term debt - deferred accrued interest . . . .        3,737,933         3,737,933             --
      Partnership's share of the reduction of the
        maximum unfunded obligation under the
        indemnification agreement. . . . . . . . . . . .         (268,504)         (268,504)            --
      Restructuring fee. . . . . . . . . . . . . . . . .            --                --            6,118,255
      Partnership's share of operations of
        unconsolidated ventures (including income
        from restructuring of $163,662,750 in 1996). . .         (758,748)       (7,996,247)     (161,701,376)
      Gain on sale of interest in unconsolidated
        venture. . . . . . . . . . . . . . . . . . . . .       (2,594,828)            --                --
      Partnership's share of gain (loss) on
        sale of investment properties by
        unconsolidated ventures. . . . . . . . . . . . .            --                --             (870,837)
      Gain on sale or disposition of investment
        properties . . . . . . . . . . . . . . . . . . .            --                --           (2,057,231)
      Extraordinary items. . . . . . . . . . . . . . . .            --                --          (23,622,011)
      Cumulative effect of an accounting change. . . . .            --                --           16,000,000
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . .            --                --             (861,169)
    Interest, rents and other receivables. . . . . . . .         (432,921)          (90,769)         (113,362)
    Prepaid expenses . . . . . . . . . . . . . . . . . .            --                --               31,273
    Escrow deposits. . . . . . . . . . . . . . . . . . .          (60,158)          (41,507)           98,715
    Accrued rents receivable . . . . . . . . . . . . . .          (11,607)         (105,761)          (42,471)
    Accounts payable . . . . . . . . . . . . . . . . . .         (620,245)          (59,754)          299,424
    Due to affiliates. . . . . . . . . . . . . . . . . .           69,874            71,970           129,878
    Accrued interest . . . . . . . . . . . . . . . . . .           (2,391)           (1,491)        3,474,759
    Accrued real estate taxes. . . . . . . . . . . . . .          (48,054)           (7,046)          158,390
    Tenant security deposits . . . . . . . . . . . . . .            2,750             2,001            (7,188)
                                                             ------------       -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .          (43,955)        3,538,494         2,338,590
                                                             ------------       -----------       -----------




                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1998              1997             1996
                                                              -----------       -----------       -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . .         (439,695)         (392,235)         (608,071)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . .          584,492           200,000         3,568,234
  Cash proceeds from sale of investment
    properties or interest in unconsolidated
    venture. . . . . . . . . . . . . . . . . . . . . . .        4,725,409             --              777,478
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . . .         (146,241)            --           (4,368,397)
  Refund (payment) of deferred expenses, net . . . . . .           39,615          (141,396)         (198,100)
                                                             ------------       -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        4,763,580          (333,631)         (828,856)
                                                             ------------       -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . .         (357,323)         (222,814)            --
  Proceeds received on restructuring and
    refinancing of long-term debt. . . . . . . . . . . .            --                --              350,000
  Distributions to general partners. . . . . . . . . . .         (501,038)            --                --
  Distributions to limited partners. . . . . . . . . . .      (18,037,368)            --                --
                                                             ------------       -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (18,895,729)         (222,814)          350,000
                                                             ------------       -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .      (14,176,104)        2,982,049         1,859,734

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .       21,051,953        18,069,904        16,210,170
                                                             ------------       -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .     $  6,875,849        21,051,953        18,069,904
                                                             ============       ===========       ===========





                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  1998              1997             1996
                                                             ------------       -----------       -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .     $  2,130,820         2,082,634         2,496,630
                                                             ============       ===========       ===========
  Non-cash investing and financing activities:
    Sale of interest in unconsolidated venture:
      Gain on sale of interest in unconsolidated
        venture. . . . . . . . . . . . . . . . . . . . .     $  2,594,828             --                --
      Basis in unconsolidated venture. . . . . . . . . .        2,130,581             --                --
                                                             ------------       -----------       -----------
          Cash proceeds from sale of interest in uncon-
           solidated venture . . . . . . . . . . . . . .     $  4,725,409             --                --
                                                             ============       ===========       ===========
      Sale of investment properties:
      Total sale proceeds, net of selling expenses . . .     $      --                --            7,277,478
      Principal balances due on mortgages payable. . . .            --                --           (6,500,000)
                                                             ------------       -----------       -----------
      Cash proceeds from sale of investment
        property, net of selling expenses. . . . . . . .     $      --                --              777,478
                                                             ============       ===========       ===========
      Extraordinary item due to forgiveness
        of indebtedness secured by
        Wilshire Bundy Plaza . . . . . . . . . . . . . .     $      --                --           23,622,011
                                                             ============       ===========       ===========
      Gross proceeds from restructuring and
        refinancing of long-term debt. . . . . . . . . .     $      --                --            9,737,838
      Restructuring fee. . . . . . . . . . . . . . . . .            --                --           (6,118,255)
      Accrued interest . . . . . . . . . . . . . . . . .            --                --           (3,269,583)
                                                             ------------       -----------       -----------
            Proceeds received on restructuring
              and refinancing of long-term debt. . . . .     $      --                --              350,000
                                                             ============       ===========       ===========
      Gain recognized on disposition of investment
        properties . . . . . . . . . . . . . . . . . . .     $      --                --            2,928,068
                                                             ============       ===========       ===========
      Reduction in investment in unconsolidated
        venture. . . . . . . . . . . . . . . . . . . . .     $      --              801,592         1,600,000
                                                             ============       ===========       ===========
      Reduction in amounts due to affiliates . . . . . .     $      --                --           (1,600,000)
                                                             ============       ===========       ===========

                            See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997 AND 1996


     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

    The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Mariners Pointe Associates ("Mariners Pointe") (prior to its sale in October 1996). The effect of all significant transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates; JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 3rd Avenue Associates ("JMB/900"); 1090 Vermont Avenue prior to its sale in May 1998, N.W. Associates Limited Partnership ("1090 Vermont"); Maguire/Thomas Partners - South Tower LLC (formerly Maguire/Thomas Partners - South Tower) ("South Tower").

     The Partnership holds an approximate 50% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") which in turn owns an indirect approximate 4.9% interest (before taking into account significant preferences to other partners) in commercial real estate in the City of New York, New York consisting of the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties").

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's indirect 50% interest in JMB/NYC through Carlyle XIV Associates, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). Accordingly, the financial statements do not include the accounts of JMB/NYC or Carlyle XIV Associates, L.P. The share of income from unconsolidated venture in the accompanying consolidated financial statements includes the Partnership's proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring, consisting primarily of the reversal of previously recognized losses and adjustments necessary to record the restructuring. During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, the Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     Due to the restructuring of the Partnership's interest in Wells Fargo Center - South Tower, as discussed below, the Partnership has ceased loss recognition relative to its real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund, which is reflected as income from restructuring in 1996 in the Partnership's share of income from operations of unconsolidated ventures. The Partnership has no future funding obligations for its investment in Wells Fargo Center - South Tower. Accordingly, the Partnership has discontinued the application of the equity method of accounting and additional losses from the investment in Wells Fargo Center - South Tower will not be recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:


                                                         1998                                  1997
                                                      -------------------------------------------------------------
                                                              TAX BASIS                            TAX BASIS
                                           GAAP BASIS        (UNAUDITED)        GAAP BASIS        (UNAUDITED)
                                          ------------       ----------        ------------       ----------

Total assets . . . . . . . . . . . .       $48,869,476        80,878,765        63,829,469        97,077,969

Partners' capital accounts
  (deficits):
    General partners . . . . . . . .       (16,885,819)      (15,484,525)      (16,337,193)      (16,984,218)
    Limited partners . . . . . . . .        (6,629,147)     (171,292,621)       10,604,210      (157,928,454)

Net earnings (loss):
    General partners . . . . . . . .           (47,588)        2,000,730           323,201           108,474
    Limited partners . . . . . . . .           804,011         4,673,200         7,756,834         2,603,372

Net earnings (loss)
  per limited
  partnership interest . . . . . . .              2.01             11.66             19.35              6.49
                                           ===========      ============       ===========      =============


     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year (400,830.39402 at 1998 and 400,863.85692 at 1997). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain to the General Partners and Holders of Interests for financial reporting and Federal income tax purposes. Reference is made to the Notes for a discussion of the allocations of profits and losses.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $7,046,337 and $20,289,814 at December 31, 1998 and 1997, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers. Twelve properties have been sold or disposed of by the Partnership as of December 31, 1998. All of the properties owned at December 31, 1998 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs and net of value impairment adjustments.

     Depreciation on the consolidated investment properties had been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     The investment properties and, in some instances, the Partnership's interest in unconsolidated ventures are pledged as security for the long-term debt, for which there is generally no recourse to the Partnership. The long-term debt represents senior mortgage loans.

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

     The results of operations, net of venture partners' share, for consolidated properties classified as held for sale or disposition as of December 31, 1998 or sold or disposed of during the past three years were net income (losses) of $2,253,874, $2,192,424 and ($106,017), respectively, for the years ended December 31, 1998, 1997 and 1996.

     In addition, the accompanying financial statements include income (losses) of $837,478, $8,989,749 and ($1,420,313), respectively, of the
Partnership's share of total property operations of $2,377,918, $18,219,313 and ($2,497,591) of unconsolidated properties held for sale or disposition as of December 31, 1998 or sold or disposed of in the past three years.

     The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131 which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership related to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1998 is a party to five operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $146,000,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to certain of the ventures. The five joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

     The Partnership has acquired, through the above ventures, interests in six office buildings. The venture properties have been financed under various long-term debt arrangements as described below.

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

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard Associates its share of the pre-sale settlement with Federated Department Stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. In 1996, OOUV distributed to Orchard Associates $1,389,210 in proceeds from the settlement of operating prorations. As a result, Orchard Associates distributed $694,405 to the Partnership representing its share of such operating prorations. In 1998, the Partnership received income of approximately $186,000 related to a sale of stock received in the settlement of claims against a tenant in bankruptcy (prior to the sale of the Partnership's interest in 1993). The Partnership has retained these funds for working capital purposes.

     OOUV and Orchard Associates had also entered into a contribution agreement whereby they agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation the distribution to OOUV of the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In December 1996, Orchard received its share of the earn out provision of $2,450,000, as discussed above, and distributed to each of the respective partners their share ($969,796 to the Partnership) of such amount. The Partnership recognized a gain of $870,837 for financial reporting purposes and for Federal income tax purposes in 1996.

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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking any actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings (the "Properties") is represented by certain promissory notes (the "Purchase Notes") bearing interest at 12-3/4% per annum. The Purchase Notes, which are payable to the REIT, are secured by JMB/NYC's indirect interest in the Properties and are non-recourse to JMB/NYC. Prior to maturity, the Purchase Notes require payment of principal and interest out of distributions made to JMB/NYC from the joint ventures owning the Properties. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Notes at maturity. The outstanding principal and accrued and deferred interest on the Purchase Notes at December 31, 1998, was approximately $117,679,000.

     Due to the level of indebtedness remaining on the Properties, the Purchase Notes payable by JMB/NYC and the significant preference levels to other partners within the reorganized joint ventures owning the Properties, it is unlikely that JMB/NYC will receive any significant distributions from the joint ventures.

     PIPER JAFFRAY TOWER

     In 1984, the Partnership with C-XV acquired, through JMB/Piper, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XV, acquired the developer's interest in the OB Joint Venture. JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $127,406,000 and $110,458,000 at December 31, 1998 and 1997, respectively.

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $95,741,000 is outstanding as of December 31, 1998. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for the years ended December 31, 1996, 1997 or 1998. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1996 and 1997 totalled $741,627 and $385,523, respectively. During 1998, no such excess cash flow was generated. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The escrow balance as of December 31, 1998 is approximately $5,441,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1998, the manager has deferred approximately $4,445,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of Piper's share of sale or refinancing proceeds, if any. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals, which totaled $7,100,000 as of December 31, 1998, will be payable from net sale or refinancing proceeds, if any.

     Furthermore, repayment of the mortgage loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. During 1997 and 1998, interest expense of $10,250,000 was recognized at the loan's stated payment rate. Additionally, based on the Partnership's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness, including such interest under the mortgage loan, is approximately $99,384,000 and $99,769,000 at December 31, 1998 and 1997, respectively.
Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. During 1997, JMB/Piper, on behalf of Piper, explored refinancing alternatives with the lender. Although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were generally allocated 71% to the JMB/Piper and 29% to the venture partners during 1998, 1997 and 1996.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans are to be repaid out of net proceeds. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note at any time. As of the date of this report, all amounts due under the note have been received. The balance of the note receivable as of December 31, 1998 is $410,883.

     Piper had discussed an early renewal with PJI which occupies 332,823 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at March 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000.

     The property was classified as held for sale or disposition as of September 30, 1997 in the accompanying financial statements and, therefore, was not subject to continuing depreciation.

     JMB/900

     In 1984, the Partnership with C-XV acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. The current partners of Progress Partners are PPI, JRA and PC-900 (together "Venture Partners") and JMB/900.

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

     JMB/900 has also made a loan to PPI in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1996, 1997 and 1998). The source of funds from which PPI was expected to pay interest were the Guaranteed Payments, discussed below.

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

     Operating profits, in general, are allocated 49% to JMB/900 and 51% to the Venture Partners. Operating losses, in general, are allocated 90% to JMB/900 and 10% to the Venture Partners. As a result of the settlement agreement discussed below, effective January 1, 1998 Operating Profits are allocated 70% to JMB/900 and 30% to the Venture Partners.

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

    During the fourth quarter of 1996, The State of Maryland Deposit Insurance Fund Corporation (the "MDIFC") commenced an action against PPI and JRA to collect on a certain note receivable by foreclosing its security interest in PPI and JRA's interest in Progress Partners. The trial court in that action had entered summary judgment in favor of MDIFC for in excess of $6 million and authorized MDIFC to conduct a sale of PPI's and JRA's interest in Progress Partners. MDIFC then entered into an agreement with JMB/900 which provided that if MDIFC acquired those interests at the sale, MDIFC would convey those interests to JMB/900. MDIFC's scheduled sale was cancelled as a result of the bankruptcy filing of JRA and PPI discussed below. After the scheduled sale was cancelled, an affiliate of PPI purchased MDIFC's claims. As a result, there are no assurances that the agreement with MDIFC or its successor will be consummated.

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

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued its claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buyout the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing and contended that, in any event, such claims were offset by PPI's failure to pay interest in the aggregate amount of approximately $36 million on a $20 million loan to PPI. To the extent that JMB/900 would have been required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may have been allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 might not have received the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would have created a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 took the position that to the extent that it did not receive annual distributions equal to the interest payable on the $20,000,000 loan, JMB/900's preferred return deficiency would be increased by the amounts not received, but the Venture Partners disputed this characterization.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the property, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of (i) closing of a sale of the property by Progress Partners or (ii) January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 in Progress Partners were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

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

The escrow balance at December 31, 1998 is approximately $10,172,000.

     The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     WELLS FARGO CENTER - SOUTH TOWER

     In June 1985, the Partnership acquired an interest in a joint venture partnership ("South Tower") which owns a 44-story office building in Los Angeles, California. The joint venture partners of the Partnership include C-XV ("Affiliated Partner"), one of the sellers of the interests in South Tower, and another unaffiliated venture partner.

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

     Annual cash flow was to be distributed 80% to the Partnership and Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner received, in the aggregate, a cumulative preferred return of $8,050,000 per annum. The remaining cash flow was to be distributable 49.99% to the Partnership and the Affiliated Partner, and the balance to the other joint venture partners. Additional contributions to South Tower were contributed 49.99% by the Partnership and the Affiliated Partner until all partners had contributed $10,000,000 in aggregate.

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

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds were to be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner received the amount of any deficiency in their preferred return described above plus an amount equal to their "Disposition Preference" (which, in general, begins at $120,000,000 and increases annually by $8,000,000 to a maximum of $200,000,000). Any remaining net sale or refinancing proceeds were to be distributed 49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     The mortgage note secured by the property (with a balance of approximately $167,593,000 and accrued interest of approximately $1,445,000 as of December 31, 1998), matured December 1, 1994. The Partnership and the joint venture had been in discussions with the lender regarding an extension of the mortgage note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In the fourth quarter of 1996, the joint venture and the lender reached an agreement to modify the mortgage note. The agreement provides that the mortgage note be extended to September, 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The mortgage lender received a $2,000,000 extension fee paid by the venture partners in their ownership percentages (of which the Partnership's share was $350,000).

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

     In conjunction with the note modifications, the South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed and the Partnership's share of income for financial reporting purposes (approximately $152,000 in 1997 and $267,000 in 1998) has not been recognized as such amount is not considered realizable.

     At maturity of the loan, it is not anticipated that further modifications or extensions can be obtained. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.

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

     In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC, an unaffiliated third party.

The sale is subject to the satisfaction of various conditions and there is no assurance that such sale will occur. In light of certain tenant issues, it is expected that a modification of the existing sale contract will be required if the sale is to be completed.

     1090 VERMONT

     The Partnership had been marketing the property for sale (on behalf of the joint venture). On November 26, 1997, the Partnership obtained a non-binding letter of intent to sell the property to an unaffiliated third party. Pursuant to the joint venture agreement, the venture partner had the right of first refusal to purchase the Partnership's interest in the joint venture. The venture partner was required to purchase the Partnership's interest for the same amount it would have received from the sale of the property to the proposed third party less payment of the outstanding mortgage obligation. On December 30, 1997, the Partnership properly notified the venture partner of its intent to sell the Property for $27,000,000. The venture partner exercised its right to first refusal, and on May 29, 1998, the venture partner purchased the Partnership's interest in the Venture.

     The Partnership received cash at closing of approximately $4,700,000 after payment of closing costs. The property was classified as held for sale as of December 31, 1996 and has not been subject to continued depreciation from such date for financial reporting purposes. In addition, as a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $2,600,000 and a gain for Federal income tax purposes of $4,650,000. The Partnership has no future liability for any representations, warranties and covenants as a result of the sale.

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

     YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal. In addition, the former lender has filed an action and subsequently received an order against the joint venture for fees expended in the litigation (the Partnership's potential share of such order is approximately $245,000). In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. As of the date of this report, the joint venture does not anticipate reimbursing the former lender for fees expended in the litigation. There can be no assurance that the litigation will ultimately be successful, or that the Partnership will ultimately realize any amounts (or avoid any further payments) with respect thereto.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and
1997:
                                                      1998           1997
                                                  -----------    -----------
17% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003 . . .    $30,086,692     26,348,759

                                                      1998           1997
                                                  -----------    -----------
8.03% first mortgage note; secured by
 the Louis Joliet Mall in Joliet, Illinois;
 monthly interest only payments of
 $173,983 until May 1997; beginning
 May 1, 1997, monthly principal and
 interest payments of $201,189 until
 November 1, 2002 when the remaining
 balance of $23,751,765 is due . . . . . . . .     25,419,864     25,777,187
                                                 ------------   ------------
          Total debt . . . . . . . . . . . . .     55,506,556     52,125,946
          Less current portion
            of long-term debt. . . . . . . . .        387,096        357,323
                                                 ------------   ------------
          Total long-term debt . . . . . . . .   $ 55,119,460     51,768,623
                                                 ============   ============

     Five year maturities of long-term debt are as follows:

                      1999 . . . . . . . . . .       $   387,096
                      2000 . . . . . . . . . .           419,350
                      2001 . . . . . . . . . .           454,291
                      2002 . . . . . . . . . .        24,159,127
                      2003 . . . . . . . . . .        47,530,378

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

     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Holders of Interests have received (i) cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the net sale or refinancing proceeds previously distributed, equal a 6% annual non-compounded return on the Holders' average capital investment for each year (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive over the remaining term of the Partnership, distributions to the levels described above. Accordingly, $1,742,000 of proceeds have been deferred for the General Partners at December 31, 1998. The General Partners have received $121,527 of sale proceeds as of December 31, 1998 representing its 1% share of total sale distributions made which will be required to be returned before termination of the Partnership.

LEASES - AS PROPERTY LESSOR

     At December 31, 1998, the Partnership's principal asset is one shopping mall. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, was depreciated over the estimated useful life until such time the property is considered held for sale or disposition, at which time depreciation is no longer taken. Leases with commercial tenants range in term from one to 34 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, such leases provide for additional rent based upon percentages of tenant sales volumes.

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

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                      1999 . . . . . . . . . .       $ 3,966,878
                      2000 . . . . . . . . . .         3,708,732
                      2001 . . . . . . . . . .         3,463,478
                      2002 . . . . . . . . . .         3,170,762
                      2003 . . . . . . . . . .         2,785,379
                      Thereafter . . . . . . .         5,937,859
                                                     -----------
                                                     $23,033,088
                                                     ===========

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $649,035, $437,532 and $638,884 for the years ended December 31, 1998, 1997 and 1996, respectively.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998, 1997 and 1996 are as follows:

                                                               UNPAID AT
                                                              DECEMBER 31,
                            1998         1997        1996        1998
                         ----------    --------    --------   ------------
Property management
 and leasing fees. . . . $  309,167     284,751     273,795        --
Insurance commissions. .     32,729      33,198      28,745        --
Management fees to
 Corporate General
 Partners. . . . . . . .    835,063       --          --           --
Reimbursement (at
 cost) for accounting
 services. . . . . . . .     16,392      31,183      23,190       1,969
Reimbursement (at
 cost) for portfolio
 management services . .    115,808      73,802      53,223      24,324
Reimbursement (at
 cost) for legal
 services. . . . . . . .     20,399      14,301      11,557       6,692
Reimbursement (at
 cost) for administra-
 tive charges and
 other out-of-pocket
 expenses. . . . . . . .      1,616         369       4,684        --
                         ----------    --------   ---------      -------
                         $1,331,174     437,604     395,194       32,985
                         ==========    ========   =========      =======

     In connection with the 1998 distributions of previously undistributed cash flow from operations, the General Partners received distributions aggregating approximately $501,000. In connection with such distributions, the Corporate General Partner received management fees aggregating approximately $835,000 in 1998.

     Reference is made to the JMB/NYC discussion above regarding the Partnership's obligation to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of December 31, 1998, these obligations bore interest at 5.35% per annum and interest accrued on these obligations was $615,702.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees as more fully discussed above.
Such fees deferred by the affiliate were approximately $1,839,000, of which $919,500 is the Partnership's share, at December 31, 1998.

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/Piper, JMB/Piper II, JMB/900, 1090 Vermont (immediately prior to the sale of the Partnership's interest in the venture in May 1998), Wells Fargo Center - South Tower and their unconsolidated ventures as of and for the years ended December 31, 1998 and 1997 is presented below.

                                            1998              1997
                                       --------------    --------------

Current assets . . . . . . . . . . .   $   30,571,080        24,794,458
Current liabilities. . . . . . . . .      (18,663,923)      (17,174,163)
                                       --------------    --------------
    Working capital (deficit). . . .       11,907,157         7,620,295
                                       --------------    --------------

                                            1998              1997
                                       --------------    --------------

Investment properties, net . . . . .      295,446,989       303,295,449
Other assets . . . . . . . . . . . .       52,888,933        55,178,757
Other liabilities. . . . . . . . . .       (1,431,466)       (3,463,866)
Long-term debt . . . . . . . . . . .     (372,074,874)     (382,675,620)
                                       --------------    --------------
    Partners' capital (deficit). . .   $  (13,263,261)      (20,044,985)
                                       ==============    ==============
Represented by:
  Invested capital . . . . . . . . .   $  317,159,274       316,716,544
  Cumulative distributions . . . . .     (115,304,138)     (114,135,154)
  Cumulative income (losses) . . . .     (215,118,397)     (222,626,375)
                                       --------------    --------------
                                       $  (13,263,261)      (20,044,985)
                                       ==============    ==============
Total income . . . . . . . . . . . .   $   88,489,716        91,294,780
                                       ==============    ==============
Expenses applicable to
  operating income . . . . . . . . .   $   81,089,234        69,851,004
                                       ==============    ==============
Net income (loss) (including
  income from reversal of
  accrued contingent
  interest of $18,600,000
  in 1997) . . . . . . . . . . . . .   $    7,400,482        21,443,776
                                       ==============    ==============

     Total income, expenses related to operating loss and net loss for the above mentioned ventures for the year ended December 31, 1996 were $92,016,328 , $95,820,488 and ($3,804,160).

     The Partnership's 1998 and 1997 share of income from Wells Fargo Center - South Tower (approximately $267,000 and $152,000, respectively) has not been recognized as such amount is not considered realizable.

                                                                                                         SCHEDULE III
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURE
                                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                DECEMBER 31, 1998


                                                                         COSTS
                                          INITIAL COST TO             SUBSEQUENT               GROSS AMOUNT AT WHICH CARRIED
                                          PARTNERSHIP (A)           TO ACQUISITION                 AT CLOSE OF PERIOD (B)
                                   -----------------------------    --------------     --------------------------------------------
                                     LAND AND        BUILDINGS        LAND AND            LAND AND       BUILDINGS
                                     LEASEHOLD         AND          BUILDINGS AND        LEASEHOLD          AND
                ENCUMBRANCE(C)       INTEREST       IMPROVEMENTS    IMPROVEMENTS          INTEREST      IMPROVEMENTS      TOTAL (D)
                --------------      -----------     ------------   ---------------       ----------     ------------    -----------
SHOPPING MALL:
 Joliet,
  Illinois . .     $25,419,864        4,100,414       35,752,871        9,619,097         4,100,414       45,371,968     49,472,382
                   -----------        ---------       ----------        ---------         ---------       ----------     ----------

    Total. . .     $25,419,864        4,100,414       35,752,871        9,619,097         4,100,414       45,371,968     49,472,382
                   ===========        =========       ==========        =========         =========       ==========     ==========


                                                                                               SCHEDULE III - CONTINUED
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURE
                                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                DECEMBER 31, 1998
                                                                                          LIFE ON WHICH
                                                                                          DEPRECIATION
                                                                                           IN LATEST
                                                                                          STATEMENT OF           1998
                                  ACCUMULATED               DATE OF          DATE          OPERATIONS        REAL ESTATE
                                 DEPRECIATION(E)         CONSTRUCTION      ACQUIRED       IS COMPUTED           TAXES
                                ----------------         ------------     ----------    ---------------      -----------
SHOPPING MALL:
 Joliet, Illinois. . . . . . .      $15,038,064              1978            7/31/85         5-30 years         483,754
                                    -----------                                                                 -------
     Total . . . . . . . . . .      $15,038,064                                                                 483,754
                                    ===========                                                                 =======

Notes:
     (A)  The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was approximately
$48,711,000.
     (C)  Amounts disclosed exclude current accrued interest.


                                                                                               SCHEDULE III - CONTINUED
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURE
                                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                DECEMBER 31, 1998



(D)  Reconciliation of real estate owned:

                                                                   1998                 1997                  1996
                                                               ------------         ------------         ------------
      Balance at beginning of period . . . . . . . . . . .     $ 49,032,687           48,640,452          112,841,793
      Additions during period. . . . . . . . . . . . . . .          439,695              392,235              608,071
      Disposals during period. . . . . . . . . . . . . . .            --                   --             (48,809,412)
      Provision for value impairment . . . . . . . . . . .            --                   --             (16,000,000)
                                                               ------------         ------------         ------------
      Balance at end of period . . . . . . . . . . . . . .     $ 49,472,382           49,032,687           48,640,452
                                                               ============         ============         ============

(E)   Reconciliation of accumulated depreciation:
      Balance at beginning of period . . . . . . . . . . .     $ 15,038,064           15,038,064           36,814,248
      Depreciation expense . . . . . . . . . . . . . . . .            --                   --               1,462,969
      Disposals. . . . . . . . . . . . . . . . . . . . . .            --                   --             (23,239,153)
                                                               ------------         ------------         ------------
      Balance at end of period . . . . . . . . . . . . . .     $ 15,038,064           15,038,064           15,038,064
                                                               ============         ============         ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1997 or 1998.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI and Carlyle Income Plus-II.
Certain of such officers are also officers and the sole director of Carlyle Managers, Inc., the general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois. Mr. Glazov is currently retired.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a director of a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December 1979. It is expected that Mr. Emig will leave his positions with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1998 the General Partners received distributions of $501,038 and Corporate General Partner received management fees of $835,063. The General Partners received a share of Partnership income for tax purposes aggregating $127,440 in 1998.

     An affiliate of the Corporate General Partner provided property management services during 1998 for Louis Joliet Mall. In 1998, such affiliate earned property management and leasing fees amounting to $309,167 for such services, all of which were paid as of December 31, 1998. In addition, an affiliate of the Corporate General Partner had managed the Piper Jaffray Tower through November 1994. In conjunction with the August 1992 loan modification, the affiliated property manager agreed to defer receipt of its property management fees through November 1994, which aggregated $1,839,000 at December 31, 1998, of which the Partnership's share is $919,500. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice. In December 1994 the affiliated property manager entered into an agreement with an unaffiliated third party for the sub-management of the 900 Third Avenue building. Property management fees for this property were $465,012 in 1998, all of which were paid to the sub-manager.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1998 aggregating $32,729 for insurance of certain of the real property investments of the Partnership and for liability insurance for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $117,424, of which $24,324 was unpaid at December 31, 1998. Additionally, the General Partners are also entitled to reimbursements for legal and accounting services. Such costs for 1998 were $36,791, of which $8,661 was unpaid as of December 31, 1998.

     The Partnership had obligations to fund, on demand, $400,000 and $400,000, to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of December 31, 1998, these obligations bore interest at 5.35% per annum and interest accrued on these obligations was $615,702.

     In March 1999, the Partnership entered into a contract to sell its interest in Louis Joliet Mall to BRE/Louis Joliet LLC ("BRE/Louis Joliet").

In light of certain issues relating to one or more of the tenants at the property, it is expected that a modification of the contract will be required if the sale is to be completed. John G. Schreiber is (i) a director of JMB Realty Corporation ("JMB"), which is the Corporate General Partner of the Partnership, and (ii) a limited Partner in the Associate General Partner of the Partnership. (JMB is also the general partner of the Associate General Partner.) Mr. Schreiber and his family members, directly or indirectly, own limited partnership interests in Blackstone Real Estate Advisors, L.P. ("BREA") and certain of its affiliates, through which Mr. Schreiber and his family members have an interest of up to approximately 2% of the profits of BRE/Louis Joliet and may also invest in BRE/Louis Joliet up to a specified percentage (generally not in excess of 2%) of the equity capital invested by BREA and its affiliates and will be entitled to receive any profits from such investment in proportion to their equity capital invested. Mr. Schreiber and his family members will also be entitled to receive a portion (estimated at $74,000) of the acquisition fee and a portion of asset management fees to be paid by BRE/Louis Joliet to BREA if the transaction closes. The price and other terms of the contract for the sale have been and, if modified, will continue to be determined by arm's-length negotiation. The decision to enter into the contract on behalf of the Partnership was made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of the Partnership. Mr. Schreiber did not participate in JMB's decision on behalf of the Partnership to enter into the contract, nor in BRE/Louis Joliet's decision to enter into the contract. The sale is subject to the satisfaction of various conditions, and there is no assurance that the sale will be closed, or if closed, will be on the same terms as currently provided.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, as described in
Item 10.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

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


     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, is deemed to have shared voting and investment power.

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

                    10-P.    Disclosure Statement for the Second Amended
Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996, is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

                    10-Q.    Purchase Agreement as amended including
exhibits thereto, dated August 29, 1996 between Mariners Pointe Associates, Ltd. and Mariners Pointe L.L.C. is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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

                    10-Z.    Purchase Agreement between Carlyle Real Estate
Partnership - XIV and The John Ackridge Company dated as of May 29, 1998, is hereby incorporated by reference to the Partnership's Report for June 30, 1998 on Form 10-Q (File No. 0-15962) dated August 12, 1998.

                    10-AA.   First Amendment to Amended and Restated
Agreement of Limited Partnership of 1090 Vermont Avenue, N.W. Associates Limited Partnership dated as of May 29, 1998, is hereby incorporated by reference to the Partnership's Report for June 30, 1998 on Form 10-Q (File No. 0-15962) dated August 12, 1998.

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

         No annual report for the year 1998 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                  By:     JMB Realty Corporation
                          Corporate General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Corporate General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 22, 1999

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 22, 1999

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 22, 1999

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 22, 1999


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 22, 1999

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 22, 1999

                          STUART C. NATHAN*
                  By:     Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 22, 1999

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 22, 1999

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

10-A -
  10-C.    Acquisition Documents are hereby
           incorporated herein by reference              Yes

10-D.      Agreement of Limited Partnership
           of Carlyle-XIV Associates, L.P.               Yes

10-E.      Second Amended and Restated Articles
           of Partnership of JMB/NYC Office
           Building Associates, L.P.                     Yes

10-F.      Documents relating to the sale by
           the Partnership of its interest
           in the Old Orchard Venture                    Yes

10-G.      Amended and Restated Certificate
           of Incorporation of Carlyle-XII
           Managers, Inc. (known as Carlyle
           Managers, Inc.)                               Yes

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                                                  DOCUMENT
                                                INCORPORATED
                                                BY REFERENCE        PAGE
                                                ------------        ----
10-H.      $1,200,000 demand note between
           Carlyle-XIV Associates, L.P. and
           Carlyle Managers, Inc.                        Yes

10-I.      $1,200,000 demand note between
           Carlyle-XIV Associates, L.P. and
           Carlyle Investors, Inc.                       Yes

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

10-M.      Agreement of Conversion of 1290
           Associates, L.L.C. dated October 10,
           1995                                          Yes

10-N.      Agreement of Conversion of 237 Park
           Avenue Associates into 237 Park
           Avenue Associates, L.L.C. dated
           October 10, 1995                              Yes

10-O.      Trustee's Deed of Sale dated
           March 27, 1996 relating to the
           conveyance of title and interest
           in Wilshire Bundy Plaza to
           Teachers Insurance and Annuity
           Association of America (Grantee)
           by Chicago Title Company
           (Trustee) for Carlyle Real Estate
           Limited Partnership - XIV (Trustor)           Yes

10-P.      Disclosure Statement for the Second
           Amended Joint Plan of
           Reorganization of 237 Park Avenue
           Associates, L.L.C. and 1290 Associates,
           L.L.C. dated August 9, 1996                   Yes

10-Q.      Purchase Agreement as amended including
           exhibits thereto, dated August 29,
           1996 between Mariners Pointe Associates,
           Ltd. and Mariners Pointe, L.L.C.              Yes

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                                                  DOCUMENT
                                                INCORPORATED
                                                BY REFERENCE        PAGE
                                                ------------        ----


10-R.      Documents relating to the operating
           agreement of Maguire Thomas Partners-
           South Tower, L.L.C.

10-S.      Consent of Director of Carlyle-XIV
           Managers, Inc. (known as Carlyle
           Managers, Inc.) dated October 31,
           1996                                          Yes

10-T.      Consent of Director of Carlyle-XIII,
           Managers, Inc. (known as Carlyle
           Investors, Inc.) dated October 31,
           1996                                          Yes

10-U.      Allonge to demand note between
           Carlyle Real Estate Limited
           Partnership-XIV and Carlyle Managers,
           Inc. dated October 31, 1996                   Yes

10-V.      Allonge to demand note between
           Carlyle Real Estate Limited
           Partnership-XIV and Carlyle
           Investors, Inc., dated
           October 31, 1996                              Yes

10-W.      Indemnification agreement between
           Property Partners, L.P., Carlyle-XIII
           Associates, L.P. and Carlyle-XIV
           Associates, L.P. dated as of
           October 10, 1996                              Yes

10-X.      Agreement of Limited Partnership of
           237/1290 Lower Tier Associates, L.P.
           dated as of October 10, 1996                  Yes

10-Y.      Amended and Restated Limited Partnership
           Agreement of 237/1290 Upper Tier
           Associates, L.P. dated as of
           October 10, 1996                              Yes

10-Z.      Purchase Agreement between
           Carlyle Real Estate Partnership-XIV
           and John Ackridge Company dated
           May 29, 1998                                  Yes

10-AA.     First Amendment and Restated Agreement
           of Limited Partnership of 1090 Vermont
           Avenue, N.W. Associates Limited
           Partnership dated as of May 29, 1998          Yes

21.        List of Subsidiaries                           No

24.        Powers of Attorney                             No

27.        Financial Data Schedule                        No