Form 10-K405/A
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1999-05-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-K405/A

                               AMENDMENT NO. 1


              Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1998                        Commission File Number 0-15962



                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Illinois                            36-3256340
      -----------------------       ------------------------------------
      (State of organization)       (I.R.S. Employer Identification No.)



  900 N. Michigan Ave., Chicago, Illinois                 60611
  ---------------------------------------              ----------
  (Address of principal executive office)              (Zip Code)



     The undersigned registrant hereby amends the following section of its Report for the year ended December 31, 1998 on Form 10-K405 as set forth in the pages attached hereto:

                                   PART II

      ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 17 through 27.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                              By:   JMB Realty Corporation
                                    Corporate General Partner



                                           GAILEN J. HULL
                                    By:    Gailen J. Hull
                                           Vice President and
                                           Principal Accounting Officer


Dated:  May 14, 1999

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

YEAR 2000

     The year 2000 problem is the result of computer programs being written with two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions or engage in other normal business activities. In addition, other date-sensitive electronic devices could experience various operational difficulties as a result of not being year 2000 compliant.

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

     The property managers for 900 Third Avenue, Piper Jaffray Tower and Louis Joliet Mall have conducted assessments of various aspects of these properties' respective operating systems in regard to their year 2000 compliance. In general, such assessments were performed through written inquiries to third party vendors and service personnel for these properties and, to some extent, testing of some of the components at certain of these properties. Based upon the information received from the property managers., the Partnership believes that the major operating systems for these properties, including HVAC controls, elevators and alarm and safety systems, are or will be year 2000 compliant in all material respects. Certain of the operating systems at these properties require minor upgrading, which has been undertaken and completed, or will be undertaken and completed in the near future, without the incurrence of material expense. The Partnership does not have information concerning the extent to which the Wells Fargo Center-South Tower is year 2000 compliant, but will seek to obtain such information in the near future. However, the Partnership does not believe that it is obligated for year 2000 compliance for the Wells Fargo Center-South Tower.

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance.

     The Partnership is relying on the information obtained and representations made by the property managers, as well as the representations made by third party vendors and service personnel, for 900 Third Avenue, Piper Jaffray Tower and Louis Joliet Mall regarding the ability of those properties to be year 2000 compliant in all material respects. The Partnership is also relying on the assessments made by the property managers of the third party vendors and service personnel to be contacted in regard to those properties' year 2000 compliance. In the event that the Partnership's investment properties are not year 2000 compliant in all material respects, the relevant investment property or properties could experience various operational difficulties, such as possible systems failures. Such operational difficulties could result in remediation and, under certain circumstances, possibly other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not, under certain circumstances, have a material adverse effect on the Partnership or its investment in 900 Third Avenue, Piper Jaffray Tower and/or Louis Joliet Mall in the event such properties are not sold during 1999.


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