Form 10-Q
period 1999-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1999-05-17
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                             Commission file number 0-15962




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

                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1998

                                 (UNAUDITED)


                                   ASSETS
                                   ------

                                                MARCH 31,     DECEMBER 31,
                                                  1999            1998
                                              ------------    ------------

Current assets:
  Cash and cash equivalents. . . . . . . . .  $  2,888,375       6,875,849
  Interest, rents and other receivables
    (net of allowance for doubtful
    accounts of $73,560 and $72,746 at
    March 31, 1999 and December 31, 1998,
    respectively). . . . . . . . . . . . . .       809,987         685,990
  Prepaid expenses . . . . . . . . . . . . .        25,640          25,860
  Escrow deposits. . . . . . . . . . . . . .       495,992         352,268
                                              ------------    ------------
        Total current assets . . . . . . . .     4,219,994       7,939,967
                                              ------------    ------------
Investment property held for sale
  or disposition . . . . . . . . . . . . . .    34,369,810      34,434,318
                                              ------------    ------------

Investment in unconsolidated ventures,
  at equity. . . . . . . . . . . . . . . . .     9,968,675       5,068,160
Deferred expenses. . . . . . . . . . . . . .       826,265         856,169
Accrued rents receivable . . . . . . . . . .       569,690         570,862
                                              ------------    ------------
                                              $ 49,954,434      48,869,476
                                              ============    ============

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                           (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                   CONSOLIDATED BALANCE SHEETS - CONTINUED



            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            -----------------------------------------------------


                                               MARCH 31,      DECEMBER 31,
                                                 1999             1998
                                              ------------    ------------
Current liabilities:
  Current portion of long-term debt. . . . .  $    394,919         387,096
  Accounts payable and other current
    liabilities. . . . . . . . . . . . . . .     1,201,751         774,360
  Due to affiliates. . . . . . . . . . . . .     1,471,150       1,415,702
  Accrued interest . . . . . . . . . . . . .       169,473         170,101
  Accrued real estate taxes. . . . . . . . .       682,500         545,000
                                              ------------    ------------
        Total current liabilities. . . . . .     3,919,793       3,292,259

Tenant security deposits . . . . . . . . . .        21,619          19,919
Investment in unconsolidated ventures,
  at equity. . . . . . . . . . . . . . . . .     6,182,211       5,958,542
Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . . . . .     7,927,136       7,994,262
Long-term debt, less current portion . . . .    55,952,230      55,119,460
                                              ------------    ------------
Commitments and contingencies

        Total liabilities. . . . . . . . . .    74,002,989      72,384,442

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . .         1,000           1,000
    Cumulative net earnings (losses) . . . .   (15,090,789)    (15,069,445)
    Cumulative cash distributions. . . . . .    (1,817,374)     (1,817,374)
                                              ------------    ------------
                                               (16,907,163)    (16,885,819)
                                              ------------    ------------
  Limited partners:
    Capital contributions, net of
      offering costs . . . . . . . . . . . .   351,746,836     351,746,836
    Cumulative net earnings (losses) . . . .  (296,674,832)   (296,162,587)
    Cumulative cash distributions. . . . . .   (62,213,396)    (62,213,396)
                                              ------------    ------------
                                                (7,141,392)     (6,629,147)
                                              ------------    ------------
        Total partners' capital
          accounts (deficits). . . . . . . .   (24,048,555)    (23,514,966)
                                              ------------    ------------
                                              $ 49,954,434      48,869,476
                                              ============    ============











        See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)



                                                  1999             1998
                                               ----------       ----------
Income:
  Rental income. . . . . . . . . . . . . .     $2,424,336        2,458,273
  Interest income. . . . . . . . . . . . .         83,344          284,781
  Other income . . . . . . . . . . . . . .          --             186,042
                                               ----------       ----------
                                                2,507,680        2,929,096
                                               ----------       ----------
Expenses:
  Mortgage and other interest. . . . . . .      1,461,826        1,471,191
  Property operating expenses. . . . . . .        984,827        1,019,088
  Professional services. . . . . . . . . .        484,230          285,476
  Amortization of deferred expenses. . . .         45,092           44,974
  General and administrative . . . . . . .        198,166          210,192
                                               ----------       ----------
                                                3,174,141        3,030,921
                                               ----------       ----------
                                                 (666,461)        (101,825)
Partnership's share of the reduction of
  the maximum unfunded obligation under
  the indemnification agreement. . . . . .         67,126           67,126
Partnership's share of operations
  of unconsolidated ventures . . . . . . .         65,746         (201,850)
                                               ----------       ----------

        Net earnings (loss). . . . . . . .     $ (533,589)        (236,549)
                                               ==========       ==========

        Net earnings (loss) per limited
         partnership interest. . . . . . .     $    (1.28)            (.57)
                                               ==========       ==========

        Cash distributions per limited
          partnership interest . . . . . .     $    --               --
                                               ==========       ==========






















        See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                           (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)

                                                  1999             1998
                                               ----------       ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .     $ (533,589)        (236,549)
  Items not requiring (providing) cash or
   cash equivalents:
    Amortization of deferred expenses. . .         45,092           44,974
    Long-term debt - deferred accrued
      interest . . . . . . . . . . . . . .        934,483          934,483
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under the indemnification agreement.        (67,126)         (67,126)
    Partnership's share of operations of
      unconsolidated ventures. . . . . . .        (65,746)         201,850
  Changes in:
    Interest, rents and other receivables.       (123,997)        (238,402)
    Prepaid expenses . . . . . . . . . . .            220           14,146
    Escrow deposits. . . . . . . . . . . .       (143,724)        (147,673)
    Accrued rents receivable . . . . . . .          1,172           (2,137)
    Accounts payable and other current
      liabilities. . . . . . . . . . . . .        427,391          150,208
    Due to affiliates. . . . . . . . . . .         55,448           44,768
    Accrued interest . . . . . . . . . . .           (628)            (580)
    Accrued real estate taxes. . . . . . .        137,500          150,000
    Tenant security deposits . . . . . . .          1,700            9,740
                                             ------------      -----------
          Net cash provided by (used in)
            operating activities . . . . .        668,196          857,702
                                             ------------      -----------
Cash flows from investing activities:
  Refund of payment for capital
    improvements . . . . . . . . . . . . .         64,508            --
  Partnership's distributions from
    unconsolidated ventures. . . . . . . .          --             100,000
  Partnership's contributions to
    unconsolidated ventures. . . . . . . .     (4,611,100)         (14,242)
  Refund (payment) of deferred expenses,
    net. . . . . . . . . . . . . . . . . .        (15,188)         105,889
                                             ------------      -----------
          Net cash provided by (used in)
            investing activities . . . . .     (4,561,780)         191,647
                                             ------------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt . .        (93,890)         (86,667)
                                             ------------      -----------
        Net cash provided by (used in)
          financing activities . . . . . .        (93,890)         (86,667)
                                             ------------      -----------
        Net increase (decrease) in cash
          and cash equivalents . . . . . .     (3,987,474)         962,682
        Cash and cash equivalents,
          beginning of year. . . . . . . .      6,875,849       21,051,953
                                             ------------      -----------
        Cash and cash equivalents,
          end of period. . . . . . . . . .   $  2,888,375       22,014,635
                                             ============      ===========

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                  1999             1998
                                               ----------       ----------

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . .   $    527,971          537,288
                                             ============      ===========

  Non-cash investing and financing
   activities. . . . . . . . . . . . . . .   $      --               --
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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                           (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998

                                 (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1998 which are included in the Partnership's 1998 Annual Report on Form 10-K filed on March 22, 1999 (File No. 0-15962) as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1998 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the three months ended March 31, 1999 and 1998 for the consolidated property classified as held for sale or disposition for the past two years were income of $929,314 and $929,908, respectively. The accompanying consolidated financial statements include earnings (losses) of $65,746 and ($201,850), as the Partnership's share of total property losses of ($3,322,279) and ($3,394,084) for unconsolidated properties for the three months ended March 31, 1999 and 1998, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 were as follows:

                                                                Unpaid at
                                                                March 31,
                                       1999        1998           1999
                                     --------     -------     -------------
Property management
 and leasing fees. . . . . . . .     $ 89,098      75,575            --
Insurance commissions. . . . . .        1,845        --              --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties . . .       42,941      29,914           41,155
                                     --------     -------          -------
                                     $133,884     105,489           41,155
                                     ========     =======          =======

     The Partnership is obligated to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of March 31, 1999, these obligations bore interest at 4.62% per annum and interest accrued on these obligations was $629,995 after the Partnership made payments of $4,000 in 1998.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at March 31, 1999. The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interests in the properties and had outstanding principal and accrued and deferred interest of approximately $121,500,000 at March 31, 1999, mature on January 2, 2001.

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

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. Also, the Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     Due to the level of indebtedness remaining on the Properties, the significant preference levels to other partners within the reorganized joint ventures owning the Properties and the purchase money notes payable by JMB/NYC, it is unlikely that JMB/NYC will receive any significant distributions from the joint venture.

JMB/PIPER

     Occupancy of the building at the end of the first quarter of 1999 was 89%.

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

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of March 31, 1999. The lender is essentially entitled to all operating cash flow. During 1998, no excess cash flow was generated.

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

     Piper had discussed an early renewal with PJI which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at March 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000.

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs and the balance (approximately $1,100,000) is expected to be reimbursed by the insurance carrier in 1999. JMB/Piper made certain advances to Piper for such costs, and expects to have the advances repaid upon reimbursement from the insurance carrier.

     JMB/Piper, on behalf of Piper, had explored refinancing alternatives with the lender. Although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

JMB/900

     Occupancy of this building at the end of the first quarter of 1999 was 100%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (139,948 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1999, approximately $935,000 has been deposited into escrow from net cash flow from property operations. The escrow balance at March 31, 1999 was approximately $11,231,000.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued certain claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing and contended that, in any event, such claims were offset by PPI's failure to pay interest in the aggregate amount of approximately $36 million on a $20 million loan to PPI. To the extent that JMB/900 would have been required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may have been allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 might not have received the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would have created a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 took the position that to the extent that it did not receive annual distributions equal to the interest payable on the $20,000,000 loan, JMB/900's preferred return deficiency would be increased by the amounts not received, but the Venture Partners disputed this characterization.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue property, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii) January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     As the venture has committed to a plan to sell or dispose of the property, 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, will not be subject to continued depreciation beyond such date.

LOUIS JOLIET MALL

     Occupancy of this mall at the end of the first quarter of 1999 was 82%.

     The Partnership has negotiated a lease with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space). In connection with the lease, the Partnership has agreed to contribute $700,000 to reconfigure the current four screen cinema to a six screen cinema. An amendment to the lease is currently being negotiated pursuant to which the Partnership would agree to contribute an additional $220,000 to pay for a portion of the cost overruns incurred in connection with the reconfiguration. Although the replacement operator's credit rating was recently downgraded, the Partnership expects to receive a security interest in the new fixtures and equipment being installed in the space as collateral for lease obligations of the replacement operator. Two other tenants occupying approximately 8,900 square feet of space recently filed for protection from creditors under chapter 11 of the Bankruptcy Code. It is currently expected that at least one of these tenants will reject its lease and vacate its space. There is no assurance that the other tenant will ultimately honor its entire lease obligations.

     The Partnership had been marketing the property for sale. In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC, an unaffiliated third party. In light of issues concerning one or more of the tenants discussed above, the prospective purchaser terminated the sale contract. However, the Partnership is currently negotiating a new contract with this purchaser. However, there can be no assurance that this, or any other sale will be consummated.

     As the Partnership had committed to a plan to sell or dispose of the property, Louis Joliet Mall was classified as held for sale or disposition as of December 31, 1996, and therefore has not been subject to continued depreciation beyond such date for financial reporting purposes.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $167,593,000 as of March 31, 1999), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $9,033,000 at March 31, 1999 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

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

     Due to the restructuring of the Partnership's interest in Wells Fargo Center - South Tower in 1996, the Partnership has ceased loss recognition relative to its real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund. The Partnership has no future funding obligation for its investment in Wells Fargo Center - South Tower. Accordingly, the Partnership has discontinued the application of the equity method of accounting and additional losses from the investment in Wells Fargo Center - South Tower will not be recognized.

1090 VERMONT

     The Partnership had been marketing the property for sale (on behalf of the Venture). On November 26, 1997, the Partnership obtained a non-binding letter of intent to sell the property to an unaffiliated third party. Pursuant to the joint venture agreement, the venture partner had the right of first refusal to purchase the Partnership's interest in the joint venture. The venture partner was required to purchase the Partnership's interest for the same amount it would have received from the sale of the property to the proposed third party less payment of the outstanding mortgage obligation. On December 30, 1997, the Partnership properly notified the venture partner of its intent to sell the property for $27,000,000. The venture partner exercised its right to first refusal, and on May 29, 1998, the venture partner purchased the Partnership's interest in the joint venture.

     The Partnership received cash at closing of approximately $4,700,000 after payment of closing costs. The Property was classified as held for sale as of December 31, 1996 and has not been subject to continued depreciation from such date for financial reporting purposes. In addition, as a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $2,600,000 and a gain for Federal income tax purposes in 1998 of $4,650,000. The Partnership has no future liability for any representations, warranties and covenants as a result of the sale.

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. In addition, the former lender filed a claim and subsequently received an order against the joint venture for legal fees expended in the litigation (the Partnership's potential share of such amount is approximately $300,000). The joint venture has appealed the dismissal of the lawsuit. The joint venture and the lender agreed to cap the fee award and the venture then posted a bond on that amount. If the joint venture's appeal of the dismissal is successful, the joint venture will have no obligation for the fees. In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. There can be no assurance that the litigation will ultimately be successful, or that the Partnership will ultimately realize any amounts (or avoid any payments) with respect thereto.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the three months ended March 31, 1999 and 1998 are as follows:

                                                  1999              1998
                                               -----------       ----------
  Total income from properties
    (unconsolidated) . . . . . . . . . . . .   $ 9,959,195        9,990,341
                                               ===========       ==========
  Operating loss of ventures . . . . . . . .   $ 3,332,279        3,675,961
                                               ===========       ==========
  Partnership's share of
    operating profit (loss). . . . . . . . .   $    65,746         (294,573)
                                               ===========       ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

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

     During 1998, some of the Holders of Interests received unsolicited offers from unaffiliated third parties to purchase less than 5% of the Interests in the Partnership at prices ranging from $10 to $21 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. These offers have expired. As of the date of this report, the Partnership is aware that approximately 1.57% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such offers or through negotiated purchases. The Partnership was recently notified that an unaffiliated third party intends to make an offer for up to 4.7% of the outstanding Interests at a price of $25 per Interest. If such offer is made, the Special Committee will advise Holders of Interests of the Special Committee's recommendation, if any, in regard to such offer. There is no assurance such offer will in fact be made or, if made, will be on the same terms described herein. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1999, the Partnership had cash and cash equivalents of approximately $2,888,000. Such funds are available for working capital requirements.

     As discussed below, in March 1999, JMB/900 settled various claims and acquired the interest of the FDIC and the unaffiliated venture partners in Progress Partners, which owns the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $4,600,000) of the $13,800,000 to JMB/900.

     The Partnership has currently budgeted in 1999 approximately $1,919,000 for tenant improvements and other capital expenditures including the outstanding amounts that the Partnership has agreed to contribute to reconfigure the four screen cinema at the Louis Joliet Mall to a six screen cinema. Such items and the Partnership's share of such similar items for its unconsolidated ventures in 1999 is currently budgeted to be approximately $2,887,000. However, this amount does not include any portion of additional funds contained in the lease amendment currently being negotiated with the replacement operator at the Louis Joliet Mall discussed below. Actual amounts expended in 1999 may vary depending upon a number of factors including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year and whether and when properties are sold.

     The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital, net cash generated by the Partnership's investment properties and certain escrowed funds and the sale of such investments. The 900 Third Avenue, Piper Jaffray and Wells Fargo Center - South Tower investment properties are restricted as to their use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvement and possibly other expenses related to the particular property. Due to property specific concerns discussed in the Notes to the accompanying consolidated financial statements, the Partnership currently considers only Louis Joliet Mall and 900 Third Avenue to be potential significant sources of future cash generated from sales.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. All of the properties have been classified by the Partnership or its ventures as held for sale or disposition, and therefore, will no longer be subject to continued depreciation. The Partnership currently expects that the 900 Third Avenue and Louis Joliet Mall investment properties will be sold during 1999, barring unforeseen economic developments. The Piper Jaffray Tower investment property may also be disposed of in 1999. In addition, the Partnership currently expects to retain its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas investment properties and the Partnership's interest in the Wells Fargo Center - South Tower beyond 1999.

     Although the Partnership expects that it will be able to distribute proceeds from the sale of the 900 Third Avenue and Louis Joliet Mall investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties.
However, upon disposition of these investment properties, the Partnership, and therefore the Holders of Interest will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue property, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii)
January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     The Partnership has negotiated a lease with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space). In connection with the lease, the Partnership has agreed to contribute $700,000 to reconfigure the current four screen cinema to a six screen cinema. An amendment to the lease is currently being negotiated pursuant to which the Partnership would agree to contribute an additional $220,000 to pay for a portion of the cost overruns incurred in connection with the reconfiguration. Although the replacement operator's credit rating was recently downgraded, the Partnership expects to receive a security interest in the new fixtures and equipment being installed in the space as collateral for lease obligations of the replacement operator. Two other tenants occupying approximately 8,900 square feet of space recently filed for protection from creditors under chapter 11 of the Bankruptcy Code. It is currently expected that at least one of these tenants will reject its lease and vacate its space. There is no assurance that the other tenant will ultimately honor its entire lease obligations.

     The Partnership had been marketing the property for sale. In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC, an unaffiliated third party. In light of issues concerning one or more of the tenants discussed above, the prospective purchaser terminated the sale contract. However, the Partnership is currently negotiating a new contract with this purchaser. However, there can be no assurance that this, or any other sale will be consummated.

RESULTS OF OPERATIONS

     The increase in interest, rents and other receivables at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of payments of rents from tenants at the Louis Joliet Mall.

     The increase in escrow deposits and related increase in accrued real estate tax at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for real estate taxes at the Louis Joliet Mall.

     The increase in the investment in unconsolidated ventures, at equity at March 31, 1999 as compared to December 31, 1998 is primarily due to contributions made to JMB/900 to purchase the interests of the FDIC and the unaffiliated venture partners in Progress Partners.

     The increase in accounts payable and other current liabilities at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of payment for certain expenses incurred by the Partnership including legal fees related to the Yerba Buena litigation.

     The decrease in interest income for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to a lower cash balance available for investment due to distributions to the General Partners and Holders of Interests in 1998.

     The decrease in other income for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the receipt of proceeds from the sale of stock in 1998 that was received in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993).

     The increase in professional fees for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the Partnership incurring legal fees for the Yerba Buena litigation.

     The increase in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the decrease in the assessed value of the Piper Jaffray Tower which resulted in lower real estate tax expense being incurred by the property and additional income allocated to the Partnership as a result of JMB/900 purchasing the interests of the FDIC and unaffiliated venture partners in Progress Partners.

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


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                       1998                                   1999
                                        -------------------------------------      ------------------------------
                                        At         At          At         At       At       At       At       At
                                       3/31       6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----       ----        ----      -----     ----     ----    -----    -----
 1. 237 Park Avenue Building
     New York, New York. . . . . . .     *          *           *          *        *
 2. 1290 Avenue of the
     Americas Building
     New York, New York. . . . . . .     *          *           *          *        *
 3. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . .    91%        89%         89%        89%      89%
 4. 900 Third Avenue Building
     New York, New York. . . . . . .    97%       100%         99%        97%     100%
 5. Wells Fargo Center
     South Tower
     Los Angeles, California . . . .    90%        90%         90%        85%      86%
 6. Louis Joliet Mall
     Joliet, Illinois. . . . . . . .    83%        83%         84%        84%      82%

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

              10-A.   Assignment of Partnership Interest between Federal
Deposit Insurance Corporation and 14-15 Office Associates, L.P., dated March 10, 1999 is hereby filed herewith.

              10-B.   Assignment of Partnership Interest between P-C 900
Third Associates and 14-15 Office Associates, L.P. and 900 3rd Avenue Associates, dated March 22, 1999 is hereby filed herewith.

              10-C.   Assignment of Partnership Interest between 900
Realty, LLC and 900 3rd Avenue Associates dated March 22, 1999 is hereby filed herewith.

              10-D.   Amendment No. 2 to Amended and Restated Agreement of
General Partnership for Progress Partners dated March 17, 1999 is hereby filed herewith.

              10-E.   Amendment No. 3 to Amended and Restated Agreement of
General Partnership for Progress Partners dated March 22, 1999 is hereby filed herewith.

              10-F.   Settlement Agreement and Release between Progress
Properties, Inc., J.R.A. Realty Corporation, P-C 900 Third Associates, 900 Realty LLC and 900 3rd Avenue Associates dated March 17, 1999 is hereby filed herewith.

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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                        Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: May 12, 1999