Form 10-Q
period 1999-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1999-08-16
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                         Commission file number 0-15962




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

                                         CONSOLIDATED BALANCE SHEETS
                                     JUNE 30, 1999 AND DECEMBER 31, 1998

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  3,155,060      6,875,849
  Interest, rents and other receivables (net of allowance for doubtful accounts of $96,419 and $72,746 at June 30,
    1999 and December 31, 1998, respectively) . . . . . . . . . . . . .          338,922        685,990
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           10,707         25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          390,266        352,268
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        3,894,955      7,939,967
                                                                            ------------   ------------
Investment property held for sale or disposition. . . . . . . . . . . .       34,370,218     34,434,318
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       10,537,300      5,068,160
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          829,130        856,169
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          560,276        570,862
                                                                            ------------   ------------
                                                                            $ 50,191,879     48,869,476
                                                                            ============   ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    402,901        387,096
  Accounts payable and other current liabilities. . . . . . . . . . . .          843,497        774,360
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .          995,862      1,415,702
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          168,832        170,101
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          557,134        545,000
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .        2,968,226      3,292,259
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           21,019         19,919
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        6,186,995      5,958,542
Partnership's share of the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . . . . . . . . . . . . .        8,354,146      7,994,262
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       56,782,946     55,119,460
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       74,313,332     72,384,442

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (15,093,704)   (15,069,445)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,817,374)    (1,817,374)
                                                                            ------------   ------------
                                                                             (16,910,078)   (16,885,819)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (296,744,815)  (296,162,587)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (62,213,396)   (62,213,396)
                                                                            ------------   ------------
                                                                              (7,211,375)    (6,629,147)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (24,121,453)   (23,514,966)
                                                                            ------------   ------------
                                                                            $ 50,191,879     48,869,476
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .   $2,107,610     2,035,137     4,531,946     4,493,410
  Interest income . . . . . . . . . . . . . . . .       33,161       286,021       116,505       570,802
  Other income. . . . . . . . . . . . . . . . . .        --            --            --          186,042
                                                    ----------    ----------    ----------    ----------
                                                     2,140,771     2,321,158     4,648,451     5,250,254
                                                    ----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,460,407     1,465,397     2,922,233     2,936,588
  Property operating expenses . . . . . . . . . .      968,951     1,100,777     1,953,778     2,119,865
  Professional services . . . . . . . . . . . . .      149,302        75,836       633,532       361,312
  Amortization of deferred expenses . . . . . . .       47,616        46,064        92,708        91,038
  General and administrative. . . . . . . . . . .      191,859        87,596       390,025       297,788
                                                    ----------    ----------    ----------    ----------
                                                     2,818,135     2,775,670     5,992,276     5,806,591
                                                    ----------    ----------    ----------    ----------
                                                      (677,364)     (454,512)   (1,343,825)     (556,337)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . .       67,126        67,126       134,252       134,252
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .      537,340       478,071       603,086       276,221
                                                    ----------    ----------    ----------    ----------

        Earnings (loss) before gain on sale of
          interest in unconsolidated venture. . .      (72,898)       90,685      (606,487)     (145,864)

Gain on sale of interest in unconsolidated
  venture . . . . . . . . . . . . . . . . . . . .        --        2,633,169         --        2,633,169
                                                    ----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .   $  (72,898)    2,723,854      (606,487)    2,487,305
                                                    ==========    ==========    ==========    ==========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale
            of interest in unconsolidated
            venture . . . . . . . . . . . . . . .   $     (.17)          .22         (1.45)         (.35)
          Gain on sale of interest in
            unconsolidated venture. . . . . . . .        --             6.50         --             6.50
                                                    ----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .   $     (.17)         6.72         (1.45)         6.15
                                                    ==========    ==========    ==========    ==========

        Cash distributions per limited
          partnership interest. . . . . . . . . .   $    --            --            --            --
                                                    ==========    ==========    ==========    ==========




















                        See accompanying notes to consolidated financial statements.


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)


                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (606,487)      2,487,305
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        92,708          91,038
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     1,868,966       1,868,966
    Partnership's share of the reduction of the maximum unfunded
      obligation under the indemnification agreement. . . . . . . . . . . .      (134,252)       (134,252)
    Partnership's share of operations of unconsolidated ventures. . . . . .      (603,086)       (276,221)
    Gain on sale of interest in unconsolidated venture. . . . . . . . . . .         --         (2,633,169)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       347,068           6,718
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,153          16,682
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (37,998)        (20,752)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        10,586          (5,114)
    Accounts payable and other current liabilities. . . . . . . . . . . . .        69,137        (459,677)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .        74,295          74,202
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,269)         (1,171)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        12,134          25,420
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         1,100             550
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,108,055       1,040,525
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         --            (31,322)
  Refund of payment for capital improvements. . . . . . . . . . . . . . . .        64,100           --
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --            607,097
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .    (4,637,600)        (38,992)
  Cash proceeds from sale of interest in unconsolidated venture . . . . . .         --          4,726,981
  Refund (payment) of deferred expenses, net. . . . . . . . . . . . . . . .       (65,669)         84,062
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .    (4,639,169)      5,347,826
                                                                             ------------     -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (189,675)       (175,086)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (189,675)       (175,086)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    (3,720,789)      6,213,265
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     6,875,849      21,051,953
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  3,155,060      27,265,218
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,054,536       1,068,793
                                                                             ============     ===========

  Reduction in amounts due to affiliates. . . . . . . . . . . . . . . . . .  $   (494,136)          --
                                                                             ============     ===========

  Reduction in Partnership's investment . . . . . . . . . . . . . . . . . .  $    494,136           --
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

                        JUNE 30, 1999 AND 1998

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership had committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the six months ended June 30, 1999 and 1998 for the consolidated property classified as held for sale or disposition for the past two years were income of $1,530,393 and $1,336,977, respectively. The accompanying consolidated financial statements include earnings of $603,086 and $276,221, as the Partnership's share of total property losses of ($7,763,481) and ($7,639,007) for unconsolidated properties for the three months ended June 30, 1999 and 1998, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 were as follows:

                                                          Unpaid at
                                                          June 30,
                                   1999        1998         1999
                                 --------     -------   -------------
Property management
 and leasing fees . . . . . .    $207,543     156,247         --
Insurance commissions . . . .      29,479      30,066         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      86,074      59,828       41,220
                                 --------     -------      -------
                                 $323,096     246,141       41,220
                                 ========     =======      =======

     The Partnership had obligations to fund, on demand, $400,000 and $400,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital. In June 1999, the obligations to Carlyle Managers, Inc. and Carlyle Investors, Inc. were reduced by approximately $230,000 and $264,000, respectively. As of June 30, 1999, these obligations bore interest at 4.62% per annum. The obligations and the cumulative interest accrued on these obligations totaled $954,642 (reflected in amounts due to affiliates in the accompanying financial statements).

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at June 30, 1999. The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998. Such deferred amounts does not bear interest and is expected to be paid in future periods.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the

Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interests in the Properties, which are secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $125,400,000 at June 30, 1999, mature on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

JMB/PIPER

     Occupancy of the building at the end of the second quarter of 1999 was 89%.

     JMB/Piper had discussed an early renewal with PJI, which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at May 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000. The property manager is actively pursuing replacement tenants for the PJI space; however, given the competitive nature of the downtown Minneapolis market, it is unlikely that all of the PJI space can be released quickly enough to generate enough cash flow to fund the required debt service payments.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of June 30, 1999. The lender is essentially entitled to all operating cash flow. During 1998, no excess cash flow was generated. However, the lender has disputed certain amounts included in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper is in the process of requesting reimbursement from the escrow account of excess capital costs (approximately $200,000) incurred in 1998. Once such funds are received from the escrow account, JMB/Piper will remit the additional amount owed for 1997 to the lender.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, JMB/Piper will not be able to pay the required debt service upon the expiration of PJI's lease in May 2000, as discussed above. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. Such disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs and substantially all of the balance (approximately $1,100,000) was reimbursed by the insurance carrier in the second quarter of 1999. JMB/Piper made certain advances to Piper for such costs, which were repaid upon reimbursement from the insurance carrier. In 1999, JMB/Piper made additional advances for payment of real estate taxes. At June 30, 1999, JMB/Piper was owed approximately $350,000 related to such advance. This remaining amount was repaid in the third quarter of 1999.

     JMB/Piper, on behalf of Piper, had explored refinancing alternatives with the lender. Although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

JMB/900

     Occupancy of this building at the end of the second quarter of 1999 was 100%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (139,948 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.

     Pursuant to the extension of the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such space has been renewed or released. During 1999, approximately $3,160,000 has been deposited into escrow from net cash flow from property operations. The escrow balance at June 30, 1999 was approximately $11,045,000.

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

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from

JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii)
January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900 entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. Such sale is expected to close in the fourth quarter of 1999. A sale at the proposed terms would result in a gain for both financial reporting and Federal income tax purposes. However, the sale is subject to various conditions, including the due diligence investigation of the prospective purchaser, and there can be no assurance a sale of the property will occur or, if so, what the terms, of any such sale will be.

     As the venture has committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, will not be subject to continued depreciation beyond such date.

LOUIS JOLIET MALL

     Occupancy of this mall at the end of the second quarter of 1999 was 80%.

     The Partnership had negotiated a lease with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space). In connection with the lease, the Partnership has agreed to contribute $700,000 to reconfigure the current four screen cinema to a six screen cinema. An amendment to the lease was negotiated pursuant to which the Partnership agreed to contribute an additional $220,000 to pay for a portion of the cost overruns incurred in connection with the reconfiguration. The cinema opened in May 1999. Five other tenants have recently filed for protection from creditors under chapter 11 of the Bankruptcy Code, and two of those tenants (occupying approximately 8,900 square feet of space) have vacated their space.

     The Partnership had been marketing the property for sale. In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC, (the "Purchaser"). In light of issues concerning one or more of the tenants discussed above, the Purchaser terminated the sale contract. The Partnership was able to negotiate an amended sale contract and on July 30, 1999 sold the property to the Purchaser. The purchase price of the property was $45,400,000. A portion of the purchase price was the assumption of the mortgage loan (approximately $25,200,000) by the Purchaser at the closing of the sale. The Partnership received cash at closing (net of closing costs and before prorations) of approximately $19,400,000. The Partnership expects to recognize a gain of approximately $7,700,000 and $22,200,000 for financial reporting purposes and Federal income tax purposes in 1999, respectively. In addition, in connection with the sale of the property and as is customary in such transactions, the Partnership has agreed to certain representations, warranties and covenants with a stipulated survival period which expires on January 30, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall in no event exceed $1,500,000 in the aggregate.

     As the Partnership had committed to a plan to sell or dispose of the property, Louis Joliet Mall was classified as held for sale or disposition as of December 31, 1996, and therefore has not been subject to continued depreciation beyond such date for financial reporting purposes.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $169,200,000 as of June 30, 1999), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $9,968,000 at June 30, 1999 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

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

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture has appealed such dismissal. There is no assurance that the litigation will ultimately be successful or that the Partnership will ultimately realize any amounts (or avoid any payments) with respect thereto. During the quarter, the joint venture reached an agreement in principle with the lender to settle the lawsuit. If such agreement in principle is finalized, the Partnership will not be liable for the former lender's legal fees. There can be no assurance that this settlement will be consummated on these or any other terms. In addition, the former lender has filed a claim and received an order against the joint venture for legal fees expended in the litigation. The joint venture and the former lender agreed to cap the fee award and the joint venture then posted a bond on that amount. If the joint venture's appeal is successful, it will have no obligation for the former lender's legal fees. In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the six months ended June 30, 1999 and 1998 are as follows:

                                             1999             1998
                                          -----------      ----------
  Total income from properties
    (unconsolidated). . . . . . . . . . . $21,604,142      21,903,757
                                          ===========      ==========
  Operating loss of ventures. . . . . . . $ 7,763,481       8,137,491
                                          ===========      ==========
  Partnership's share of
    operating profit (loss) . . . . . . . $   603,086          68,804
                                          ===========      ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     The board of directors of JMB Realty Corporation ("JMB") the Managing General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offer.

     During 1998, some of the Holders of Interests received unsolicited offers from unaffiliated third parties to purchase less than 5% of the Interests in the Partnership at prices ranging from $10 to $21 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. These offers have expired. In May 1999, an unaffiliated third party made an unsolicited offer to purchase less than 5% of the Interests at $25 per Interest. The Special Committee recommended against acceptance of this offer on the basis that among other things, the offer price was inadequate. The unaffiliated third party has renewed such offer, and it is currently scheduled to expire in August 1999. As of the date of this report, the Partnership is aware that approximately 1.64% of the Interests in the Partnership have been purchased by all such unaffiliated third parties either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1999, the Partnership had cash and cash equivalents of approximately $3,155,000 and certain escrowed amounts held by the Partnership's unconsolidated ventures (which are restricted as to their use as discussed below). Such funds are available for the payment of the Partnership's share of leasing costs and capital improvements of its investment properties and working capital requirements.

     As discussed below, in March 1999, JMB/900 settled various claims and acquired the interest of the FDIC and the unaffiliated venture partners in Progress Partners, which owns the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $4,600,000) of the $13,800,000 to JMB/900 to effect these transactions.

     The Partnership negotiated a lease with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space). In connection with the lease, the Partnership has agreed to contribute $700,000 to reconfigure the current four screen cinema to a six screen cinema and subsequently agreed to contribute an additional $220,000 to pay for a portion of the cost overruns incurred in connection with the reconfiguration. The cinema opened in May 1999. Five other tenants have recently filed for protection from creditors under chapter 11 of the Bankruptcy Code, and two of those tenants (occupying approximately 8,900 square feet of space) have vacated their space.

     The Partnership had been marketing the property for sale. In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC (the "Purchaser"). In light of issues concerning one or more of the tenants discussed above, the Purchaser terminated the sale contract. The Partnership was able to negotiate an amended sale contract and on July 30, 1999 sold the property to the Purchaser. The purchase price of the property was $45,400,000. A portion of the purchase price was the assumption of the mortgage loan (approximately $25,200,000) by the Purchaser at the closing of the sale. The Partnership received cash at closing (net of closing costs and before prorations) of approximately $19,400,000. As part of the prorations at closing, the Purchaser received a credit for the unpaid amount (approximately $497,000) that the Partnership agreed to contribute to reconfigure the cinema. The Partnership expects to recognize a gain of approximately $7,700,000 and $22,200,000 for financial reporting purposes and Federal income tax purposes in 1999, respectively. In addition, in connection with the sale of the property and as is customary in such transactions, the Partnership has agreed to certain representations, warranties and covenants with stipulated survival period which expires on January 30, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall in no event exceed $1,500,000 in the aggregate.

     The Partnership had budgeted at June 30, 1999 approximately $1,324,000 for tenant improvements and other capital expenditures including the outstanding amounts that the Partnership has agreed to contribute to reconfigure the four screen cinema at the Louis Joliet Mall to a six screen cinema prior to the sale of the property. Such items and the Partnership's share of such similar items for the JMB/900 and JMB/Piper unconsolidated ventures in 1999 is currently budgeted to be approximately $2,292,000. Actual amounts expended in 1999 may vary depending upon a number of factors including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year and whether and when properties are sold.

     The source of capital for such items and for both short-term and long-term future liquidity and distributions to partners is dependent upon existing working capital and certain escrowed funds and the sale of the 900 Third Avenue Office Building. The 900 Third Avenue, Piper Jaffray and Wells Fargo Center - South Tower investment properties are restricted as to their use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and possibly other expenses related to the particular property. Due to property specific concerns discussed in the Notes to the accompanying consolidated financial statements, the Partnership currently considers only 900 Third Avenue to be a potential significant source of future cash generated from sales.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. All of the properties have been classified by the Partnership or its ventures as held for sale or disposition, and therefore, will no longer be subject to continued depreciation. As discussed below, the joint venture that owns the 900 Third Avenue Building has entered into a contract to sell that property. The Partnership currently expects to retain its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas investment properties and the Partnership's interests in the Piper Jaffray Tower and Wells Fargo Center - South Tower beyond 1999.

     Although the Partnership expects that it will be able to distribute proceeds from the sale of the 900 Third Avenue investment property, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition of these investment properties, the Partnership, and therefore the Holders of Interest will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii)
January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900 entered into a contract to sell the 900 Third Avenue office building to an unaffiliated third party. Such sale is scheduled to close in the fourth quarter of 1999. A sale at the proposed terms would result in a gain for both financial reporting and Federal income tax purposes. The sale is subject to various conditions, including the due diligence investigation of the prospective purchaser, and there is no assurance that a sale of the property will occur or, if so, what the terms of such sale will be.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at June 30, 1999 as compared to December 31, 1998 is primarily due to the repayment of certain advances related to the flood damage at the Piper Jaffray Tower.

     The increase in the investment in unconsolidated ventures, at equity at June 30, 1999 as compared to December 31, 1998 is primarily due to contributions made to JMB/900 to purchase the interests of the FDIC and the unaffiliated venture partners in Progress Partners.

     The increase in accounts payable and other current liabilities at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payment for certain expenses incurred by the Partnership including legal fees related to the Yerba Buena litigation.

     The decrease in interest income for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to a lower cash balance available for investment due to distributions to the General Partners and Holders of Interests in 1998.

     The decrease in other income for the six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the receipt of proceeds from the sale in 1998 of stock obtained in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993).

     The increase in professional fees for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the Partnership's share of legal fees for the Yerba Buena litigation.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to the decrease in the assessed value of the Piper Jaffray Tower, which resulted in lower real estate tax expense being incurred by the property, and additional income allocated to the Partnership as a result of JMB/900 purchasing the interests of the FDIC and unaffiliated venture partners in Progress Partners.

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

     The property managers for 900 Third Avenue and Piper Jaffray Tower have conducted assessments of various aspects of these properties' respective operating systems in regard to their year 2000 compliance. In general, such assessments were performed through written inquiries to third party vendors and service personnel for these properties and, to some extent, testing of some of the components at certain of these properties. Based upon the information received from the property managers., the Partnership believes that the major operating systems for these properties, including HVAC controls, elevators and alarm and safety systems, are or will be year 2000 compliant in all material respects. Certain of the operating systems at these properties require upgrading, which has been undertaken and completed, or will be undertaken and completed in the near future, without the incurrence of material expense. The Partnership does not have information concerning the extent to which the Wells Fargo Center-South Tower is year 2000 compliant. The Partnership has requested such information but has not yet received a response from the property manager. However, the Partnership does not believe that it is obligated for year 2000 compliance for the Wells Fargo Center-South Tower.

     The Partnership has not inquired of the joint ventures that own 237 Park Avenue and 1290 Avenue of the Americas as to the status of their year 2000 compliance. Although the year 2000 problem may or may not present various risks for such joint ventures, the Partnership does not believe these risks, to the extent they may exist, present any material additional risks to the Partnership's business, results of operations or financial condition. As discussed in the Notes, JMB/NYC has discontinued the equity method of accounting for its interests in the joint ventures that own these properties. Moreover, for the reasons discussed elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, JMB/NYC does not expect to receive any significant distributions in the future from such joint ventures, and the Partnership does not believe that any year 2000 compliance costs incurred by such joint ventures will have any material effect on the Partnership's indirect investment in such joint venture. The Partnership and JMB/NYC have no involvement in or authority over the general operations or management of such joint ventures or the development of their contingency plans, if any, for the year 2000 problem, and neither then Partnership nor JMB/NYC is obligated to contribute any funds to pay for any year 2000 compliance costs of such joint ventures.

     The Partnership has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance.

     The Partnership is relying on the information obtained and representations made by the property managers, as well as the representations made by third party vendors and service personnel, for 900 Third Avenue and Piper Jaffray Tower regarding the ability of those properties to be year 2000 compliant in all material respects. The Partnership is also relying on the assessments made by the property managers of the third party vendors and service personnel to be contacted in regard to those properties' year 2000 compliance. In the event that the Partnership's investment properties are not year 2000 compliant in all material respects, the relevant investment property or properties could experience various operational difficulties, such as possible systems failures. Such operational difficulties could result in remediation and, under certain circumstances, possibly other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not, under certain circumstances, have a material adverse effect on the Partnership or its investment in 900 Third Avenue in the event such property is not sold during 1999.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                 1998                                1999
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .     *         *          *         *       *        *
 3. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    91%       89%        89%       89%     89%      89%
 4. 900 Third Avenue Building
     New York, New York . . . . .    97%      100%        99%       97%    100%     100%
 5. Wells Fargo Center
     South Tower
     Los Angeles, California. . .    90%       90%        90%       85%     86%      86%
 6. Louis Joliet Mall
     Joliet, Illinois . . . . . .    83%       83%        84%       84%     82%      80%

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 13, 1999