Form 10-Q
period 1999-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 1999-11-15
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1999                    Commission file number 0-15962




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    19



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    26

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    27

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 19,901,778      6,875,849
  Interest, rents and other receivables (net of allowance for doubtful accounts of $0 and $72,746 at September 30,
    1999 and December 31, 1998, respectively) . . . . . . . . . . . . .          312,918        685,990
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            6,118         25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           352,268
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       20,220,814      7,939,967
                                                                            ------------   ------------
Investment property held for sale or disposition. . . . . . . . . . . .            --        34,434,318
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       10,990,888      5,068,160
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           856,169
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .            --           570,862
                                                                            ------------   ------------
                                                                            $ 31,211,702     48,869,476
                                                                            ============   ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $      --           387,096
  Accounts payable and other current liabilities. . . . . . . . . . . .          248,416        774,360
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        1,014,924      1,415,702
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .            --           170,101
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .            --           545,000
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .        1,263,340      3,292,259
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .            --            19,919
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        8,480,620      5,958,542
Partnership's share of the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . . . . . . . . . . . . .        8,287,020      7,994,262
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       32,890,142     55,119,460
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       50,921,122     72,384,442

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (15,141,848)   (15,069,445)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,817,374)    (1,817,374)
                                                                            ------------   ------------
                                                                             (16,958,222)   (16,885,819)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      351,746,836    351,746,836
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (292,284,638)  (296,162,587)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (62,213,396)   (62,213,396)
                                                                            ------------   ------------
                                                                              (2,751,198)    (6,629,147)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (19,709,420)   (23,514,966)
                                                                            ------------   ------------
                                                                            $ 31,211,702     48,869,476
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .   $  454,085     2,136,483     4,986,031     6,629,893
  Interest income . . . . . . . . . . . . . . . .      183,313       302,328       299,818       873,130
  Other income. . . . . . . . . . . . . . . . . .        --            --            --          186,042
                                                    ----------    ----------    ----------    ----------
                                                       637,398     2,438,811     5,285,849     7,689,065
                                                    ----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,103,806     1,465,523     4,026,039     4,402,111
  Property operating expenses . . . . . . . . . .      603,774       816,454     2,557,552     2,936,319
  Professional services . . . . . . . . . . . . .       25,743        29,240       659,275       390,552
  Amortization of deferred expenses . . . . . . .       15,707        47,236       108,415       138,274
  Management fees to Corporate General Partner. .        --          556,709         --          556,709
  General and administrative. . . . . . . . . . .      170,666       154,128       560,691       451,916
                                                    ----------    ----------    ----------    ----------
                                                     1,919,696     3,069,290     7,911,972     8,875,881
                                                    ----------    ----------    ----------    ----------
                                                    (1,282,298)     (630,479)   (2,626,123)   (1,186,816)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . .       67,126        67,126       201,378       201,378
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .   (1,860,286)      (96,396)   (1,257,200)      179,825
                                                    ----------    ----------    ----------    ----------
        Earnings (loss) before gain on sale of
          investment property or interest in
          unconsolidated venture. . . . . . . . .   (3,075,458)     (659,749)   (3,681,945)     (805,613)

Gain on sale of investment property . . . . . . .    7,598,499         --        7,598,499         --
Gain on sale of interest in unconsolidated
  venture . . . . . . . . . . . . . . . . . . . .        --            --            --        2,601,685
                                                    ----------    ----------    ----------    ----------
        Earnings (loss) before extra-
          ordinary item . . . . . . . . . . . . .    4,523,041      (659,749)    3,916,554     1,796,072





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------

Extraordinary item - write-off of
  unamortized deferred financing costs. . . . . .     (111,008)        --         (111,008)        --
                                                    ----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .   $4,412,033      (659,749)    3,805,546     1,796,072
                                                    ==========    ==========    ==========    ==========

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale
            of investment property or interest
            in unconsolidated venture . . . . . .   $    (7.37)        (1.58)        (8.82)        (1.93)
          Gain on sale of investment property . .        18.77         --            18.77         --
          Gain on sale of interest in
            unconsolidated venture. . . . . . . .        --            --            --             6.43
          Extraordinary item. . . . . . . . . . .         (.27)        --             (.27)        --
                                                    ----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .   $    11.13         (1.58)         9.68          4.50
                                                    ==========    ==========    ==========    ==========

        Cash distributions per limited
          partnership interest. . . . . . . . . .   $    --            35.00         --            35.00
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)


                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,805,546       1,796,072
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       108,415         138,274
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     2,803,449       2,803,449
    Partnership's share of the reduction of the maximum unfunded
      obligation under the indemnification agreement. . . . . . . . . . . .      (201,378)       (201,378)
    Partnership's share of operations of unconsolidated ventures. . . . . .     1,257,200        (179,825)
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .    (7,598,499)          --
    Gain on sale of interest in unconsolidated venture. . . . . . . . . . .         --         (2,601,685)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .       111,008           --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       373,072         (19,916)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,742         (30,325)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       352,268          91,235
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        12,349          (8,706)
    Accounts payable and other current liabilities. . . . . . . . . . . . .      (525,944)       (577,570)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .        93,359         632,586
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (170,101)         (1,775)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (545,000)       (180,554)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (19,919)          1,050
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .      (124,433)      1,660,932
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (1,321,967)       (189,062)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --            584,492
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .    (4,657,850)       (146,241)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .    19,407,079           --
  Cash proceeds from sale of interest in unconsolidated venture . . . . . .         --          4,726,981
  Refund (payment) of deferred expenses, net. . . . . . . . . . . . . . . .       (54,867)         61,176
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .    13,372,395       5,037,346
                                                                             ------------     -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (222,033)       (265,293)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .         --        (14,029,064)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (222,033)    (14,294,357)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    13,025,929      (7,596,079)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     6,875,849      21,051,953
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 19,901,778      13,455,874
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,353,286       1,600,437
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Sale of investment property:
      Sale price, net of selling expenses . . . . . . . . . . . . . . . . .  $ 44,604,909           --
      Assumption of mortgage payable. . . . . . . . . . . . . . . . . . . .   (25,197,830)          --
                                                                             ------------     -----------
        Cash proceeds from sale of investment property. . . . . . . . . . .  $ 19,407,079           --
                                                                             ============     ===========

    Sale of interest in unconsolidated venture:
      Gain on sale of interest in unconsolidated venture. . . . . . . . . .  $      --          2,601,685
      Basis in unconsolidated venture . . . . . . . . . . . . . . . . . . .         --          2,125,296
                                                                             ------------     -----------
        Cash proceeds from sale of interest in unconsolidated
          venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      --          4,726,981
                                                                             ============     ===========

  Reduction in amounts due to affiliates. . . . . . . . . . . . . . . . . .  $   (494,136)          --
                                                                             ============     ===========

  Reduction in Partnership's investment . . . . . . . . . . . . . . . . . .  $    494,136           --
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

                      SEPTEMBER 30, 1999 AND 1998

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated Venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower has, to date, however not resulted in a sale or disposition. As a result, the unconsolidated venture has made an adjustment to record depreciation expense as of June 30, 1999 that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture has begun to record depreciation expense for this property commencing July 1, 1999. As of December 31, 1996, the Partnership had committed to a plan to sell the Louis Joliet Mall investment property, its last remaining consolidated property. The net results of operations for the nine months ended September 30, 1999 and 1998 for the consolidated property classified as held for sale or disposition for the past two years were income of $1,209,555 and $2,156,124, respectively. The accompanying consolidated financial statements include earnings of $1,257,634 and $851,687, as the Partnership's share of total property operations of $4,115,529 and $3,154,619 for unconsolidated properties for the nine months ended September 30, 1999 and 1998, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1999        1998         1999
                                 --------     -------   -------------
Property management
 and leasing fees . . . . . .    $267,324     236,930          --
Insurance commissions . . . .      31,315      30,846          --
Management fees to
 Corporate General
 Partner. . . . . . . . . . .       --        556,709          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .     165,710     114,595       53,954
                                 --------     -------      -------
                                 $464,349     939,080       53,954
                                 ========     =======      =======

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $400,000 and $400,000 to Carlyle Mangers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital. In June 1999, the obligations to Carlyle Managers, Inc. and Carlyle Investors, Inc. were reduced so that as of September 30, 1999, the obligations and the cumulative interest accrued on these obligations totaled $960,970 (reflected in amounts due to affiliates in the accompanying consolidated financial statements). These obligations were further reduced through a series of transactions and fully retired in October, 1999.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at September 30, 1999. The unconsolidated venture's obligation to the affiliate is not reflected in the consolidated balance sheets as of September 30, 1999 and December 31, 1998. Such deferred amount does not bear interest and is expected to be paid in future periods.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (collectively, the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001.
In addition, the non-recourse purchase money note made by JMB/NYC for its interests in the Properties, which is secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $129,400,000 at September 30, 1999, matures on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     Pursuant to the indemnification agreement, generally until the earlier of the sale of (i) the Properties and (ii) JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties, the Affiliated Partners are jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the joint ventures. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase right by the REIT affiliate discussed above or a sale or certain other transactions involving direct or indirect interests in the Properties unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) after the termination of the indemnification agreement.

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

     In October 1999, JMB/NYC entered into an agreement (the "Restructuring Agreement"), pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") would be restructured. Under the Restructuring Agreement, the partnership that owns 237 Park would be converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC that is owned by a partnership (the "Upper Tier Partnership") in which JMB/NYC is a limited partner with a 99% interest would be contributed to a partnership (the "Acquiring Partnership") unaffiliated with either JMB/NYC or the REIT that is acquiring the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership would receive a limited partnership interest in the Acquiring Partnership having a fair market value (determined in accordance with the partnership agreement of the Acquiring Partnership) of approximately $500,000. (JMB/NYC's total investment in the Acquiring Partnership would be significantly less than 1% of the Acquiring Partnership.) The Acquiring Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC would have the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the Acquiring Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the Acquiring Partnership would have the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Partnership believes that the restructuring, by itself, of JMB/NYC's indirect interest in 237 Park, if completed as currently contemplated by the Restructuring Agreement, would not result in the Partnership (or the Holders of Interests) recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring Agreement JMB/NYC would not be able to cause a sale of the interest in the Acquiring Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the Acquiring Partnership would be January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the Acquiring Partnership, this would extend by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park is currently subject to purchase at the election of an affiliate of the REIT.

     Under the transactions provided for by the Restructuring Agreement, JMB/NYC's indirect interest in 1290 Avenue of the Americas would also be modified, although the REIT would continue to own the controlling interest in the property. In general, the REIT would have the right to sell 1290 Avenue of the Americas or the REIT's interest in the property or permit a sale of more than 51% of the stock in the REIT, during the period from January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT would be able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT would also have the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC would have the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities currently held as collateral for the indemnification obligations of the Affiliated Partners would be released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities would be held as collateral for the indemnification obligations of the Affiliated Partners generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. In addition, the maximum potential liability of the Affiliated Partners under their indemnification obligations would be reduced from $25,000,000 to approximately $14,286,000.

     The closing of the transactions provided for by the Restructuring Agreement, which is expected to occur in the fourth quarter of 1999, is subject to the satisfaction of various conditions, and there is no assurance that such conditions will be satisfied or that any of such transactions will close.

     The Affiliated Partners may seek to purchase a portion of the rights to the purchase money note and the related security agreement to allow the Affiliated Partners to retain a substantial amount of the proceeds JMB/NYC may ultimately be entitled to receive from the sale of its interest in 1290 Avenue of the Americas, its interest in the Acquiring Partnership and/or any other transaction provided for by the restructuring. Such purchase of a portion of the purchase money note might result in the Partnership (and the Holders of Interests) recognizing some income for Federal income tax purposes. There is no assurance that the Affiliated Partners will be successful in obtaining such an interest in the purchase money note.

     Due to the level of indebtedness remaining on the Properties, the significant preference levels to other partners within the reorganized joint ventures owning the Properties and the purchase money note payable by JMB/NYC, it is unlikely that JMB/NYC will make any significant distributions to the Partnership at any time.

JMB/PIPER

     Occupancy of the building at the end of the third quarter of 1999 was 89%.

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

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of September 30, 1999. The lender is essentially entitled to all operating cash flow. During 1998, no excess cash flow was generated. However, the lender disputed certain amounts included in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid directly from the escrow account with the balance paid to JMB/Piper for excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, Piper will not be able to pay the required debt service upon the expiration of PJI's lease in May 2000, as discussed above.

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

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs and substantially all of the balance (approximately $1,100,000) was reimbursed by the insurance carrier in the second quarter of 1999. JMB/Piper made certain advances to Piper for such costs, which were repaid upon reimbursement from the insurance carrier. In 1999, JMB/Piper made additional advances for payment of real estate taxes. At September 30, 1999, JMB/Piper was owed approximately $350,000 related to such advances. This remaining amount was repaid in the fourth quarter of 1999.

JMB/900

     Occupancy of this building at the end of the third quarter of 1999 was 98%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (139,948 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.

     Pursuant to the extension of the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, was to be released to Progress Partners once 90% of such space had been renewed or released. During 1999, prior to the sale of the property, approximately $7,934,000 had been deposited into escrow from net cash flow from property operations. The escrow balance at closing of the property sale was approximately $16,083,000. Such escrow was released to Progress Partners upon the sale of the property as discussed below.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued certain claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buy-out the interests of the Venture Partners in Progress Partners, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against Progress Partners and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash of approximately $61,700,000 (net of closing costs but before prorations). The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 expects to recognize a gain of approximately $55,000,000 and $78,000,000 for financial reporting and Federal Income tax purposes, respectively. The Partnership's share of such items is expected to be approximately $18,300,000 and $26,000,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with stipulated survival periods, which expire on September 15, 2000. Although it is not expected, JMB/900 may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, JMB/900 has placed this amount into an escrow account.

     As the venture had committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, has not been subject to continued depreciation beyond such date for financial reporting purposes.

LOUIS JOLIET MALL

     The Partnership had negotiated a lease with a replacement operator for General Cinema, Inc. (approximately 5% of the mall space). In connection with the lease, the Partnership agreed to contribute $700,000 to reconfigure the current four screen cinema to a six screen cinema. An amendment to the lease was negotiated pursuant to which the Partnership agreed to contribute an additional $220,000 to pay for a portion of the cost overruns incurred in connection with the reconfiguration. The cinema opened in May 1999.

     In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC ("BRE"). In light of issues concerning one or more of the tenants at the Mall, BRE terminated the sale contract. The Partnership was able to negotiate an amended sale contract and on July 30, 1999 sold the property to BRE. The purchase price of the property was $45,400,000. A portion of the purchase price was the assumption of the mortgage loan (approximately $25,200,000) by BRE at the closing of the sale. The Partnership received cash at closing (net of closing costs and before prorations) of approximately $19,400,000. The Partnership recognized a gain of approximately $7,600,000 for financial reporting purposes and expects to recognize a gain of approximately $22,000,000 for Federal income tax purposes in 1999. In addition, in connection with the sale of the property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expires on January 30, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall in no event exceed $1,500,000 in the aggregate.

     As the Partnership had committed to a plan to sell or dispose of the property, Louis Joliet Mall was classified as held for sale or disposition as of December 31, 1996, and therefore has not been subject to continued depreciation beyond such date for financial reporting purposes.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $173,000,000 as of September 30, 1999), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The unaffiliated venture partner, on behalf of the venture, has been in discussions with the mortgage lender regarding a possible extension of the September 1, 1999 participation date referred to above. There can be no assurance that any agreement with respect to such extension will be reached.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $10,902,000 at September 30, 1999 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is nonrecourse and secured solely by the Partnership's interest in the joint venture.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the nine months ended September 30, 1999 and 1998 are as follows:

                                             1999             1998
                                          -----------      ----------

  Total income from properties
    (unconsolidated). . . . . . . . . . . $32,049,387      32,289,886
                                          ===========      ==========

  Operating profit (loss) of ventures . . $  (914,138)      1,378,301
                                          ===========      ==========

  Partnership's share of
    operating profit (loss) . . . . . . . $(1,257,200)        (36,472)
                                          ===========      ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998.

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

     During 1998, some of the Holders of Interests received unsolicited offers from unaffiliated third parties to purchase less than 5% of the Interests in the Partnership at prices ranging from $15 to $21 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. These offers have expired. In May 1999, an unaffiliated third party made an unsolicited offer to purchase less than 5% of the Interests at $25 per Interest. The unaffiliated third party subsequently renewed such offer in July and September 1999 with the last expiration date in October 1999. The Special Committee recommended against acceptance of the offer on the basis that among other things, the offer price was inadequate.

As of the date of this report, the Partnership is aware that approximately 1.66% of the Interests in the Partnership have been purchased by all such unaffiliated third parties either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1999, the Partnership had cash and cash equivalents of approximately $19,902,000 and certain escrowed amounts held by the Partnership's unconsolidated ventures (which are restricted as to their use as discussed below). Such funds are available for the payment of the Partnership's share of leasing costs and capital improvements of its investment properties, working capital requirements and distributions to partners. The Partnership currently expects to make a distribution to the Holders of Interests of proceeds related to the sale of Louis Joliet Mall of approximately $12,000,000 ($30 per interest) in November 1999.

     As discussed below, in March 1999, JMB/900 settled various claims and acquired the interests of the FDIC and the unaffiliated venture partners in Progress Partners, which owns the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $4,600,000) of the $13,800,000 to JMB/900 to effect these transactions. The remaining amount was paid at the sale of the property as discussed below.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from

JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii)
January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash of approximately $61,700,000 (net of closing costs but before prorations). The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 expects to recognize a gain of approximately $55,000,000 and $78,000,000 for financial reporting and Federal Income tax purposes, respectively. The Partnership's share of such items is expected to be approximately $18,300,000 and $26,000,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with stipulated survival periods, which expire on September 15, 2000. Although it is not expected, JMB/900 may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, JMB/900 has placed this amount into escrow. In connection with the sale of the property, Progress Partners received the balance (approximately $16,083,000) in the escrow account that had been controlled by the lender for the payment of property taxes and releasing costs for the property.

     In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC (the "BRE"). However, BRE terminated this sale contract in light of certain tenant issues at the Mall. The Partnership was able to negotiate an amended sale contract and on July 30, 1999 sold the property to BRE. The purchase price of the property was $45,400,000. A portion of the purchase price was the assumption of the mortgage loan (approximately $25,200,000) by BRE at the closing of the sale. The Partnership received cash at closing (net of closing costs and before prorations) of approximately $19,400,000. As part of the prorations at closing, BRE received a credit for the unpaid amount (approximately $497,000) that the Partnership agreed to contribute to reconfigure the cinema. The Partnership recognized a gain of approximately $7,600,000 for financial reporting purposes and expects to recognize a gain of approximately $22,000,000 for Federal income tax purposes in 1999. In addition, in connection with the sale of the property and as is customary in such transactions, the Partnership has agreed to certain representations, warranties and covenants with stipulated survival period which expires on January 30, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall in no event exceed $1,500,000 in the aggregate.

     In October 1999, JMB/NYC entered into an agreement (the "Restructuring Agreement"), pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") would be restructured. Under the Restructuring Agreement, the partnership that owns 237 Park would be converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC that is owned by a partnership (the "Upper Tier Partnership") in which JMB/NYC is a limited partner with a 99% interest would be contributed to a partnership (the "Acquiring Partnership") unaffiliated with either JMB/NYC or the REIT that is acquiring the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership would receive a limited partnership interest in the Acquiring Partnership having a fair market value (determined in accordance with the partnership agreement of the Acquiring Partnership) of approximately $500,000. (JMB/NYC's total investment in the Acquiring Partnership would be significantly less than 1% of the Acquiring Partnership.) The Acquiring Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC would have the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the Acquiring Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the Acquiring Partnership would have the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Partnership believes that the restructuring, by itself, of JMB/NYC's indirect interest in 237 Park, if completed as currently contemplated by the Restructuring Agreement, would not result in the Partnership (or the Holders of Interests) recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring Agreement JMB/NYC would not be able to cause a sale of the interest in the Acquiring Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the Acquiring Partnership would be January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the Acquiring Partnership, this would extend by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park is currently subject to purchase at the election of an affiliate of the REIT.

     Under the transactions provided for by the Restructuring Agreement, JMB/NYC's indirect interest in 1290 Avenue of the Americas would also be modified, although the REIT would continue to own the controlling interest in the property. In general, the REIT would have the right to sell 1290 Avenue of the Americas or the REIT's interest in the property or permit a sale of more than 51% of the stock in the REIT, during the period from January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT would be able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT would also have the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC would have the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities currently held as collateral for the indemnification obligations of the Affiliated Partners would be released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities would be held as collateral for the indemnification obligations of the Affiliated Partners generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. In addition, the maximum potential liability of the Affiliated Partners under their indemnification obligations would be reduced from $25,000,000 to approximately $14,286,000.

     The closing of the transactions provided for by the Restructuring Agreement, which is expected to occur in the fourth quarter of 1999, is subject to the satisfaction of various conditions, and there is no assurance that such conditions will be satisfied or that any of such transactions will close.

     The Affiliated Partners may seek to purchase a portion of the rights to the purchase money note and the related security agreement to allow the Affiliated Partners to retain a substantial amount of the proceeds JMB/NYC may ultimately be entitled to receive from the sale of its interest in 1290 Avenue of the Americas, its interest in the Acquiring Partnership and/or any other transaction provided for by the restructuring. Such purchase of a portion of the purchase money note might result in the Partnership (and the Holders of Interests) recognizing some income for Federal income tax purposes. There is no assurance that the Affiliated Partners will be successful in obtaining such an interest in the purchase money note.

     The Partnership had budgeted at September 30, 1999 approximately $693,000 for its share of tenant improvements and other capital expenditures for the JMB/Piper unconsolidated ventures during the current year. Actual amounts expended in 1999 may vary depending upon a number of factors including actual leasing activity, results of property operations, liquidity considerations and market conditions over the course of the year.

     The source of capital for such items is existing working capital. The 900 Third Avenue (prior to its sale), Piper Jaffray and Wells Fargo Center
- South Tower investment properties are restricted as to their use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and possibly other expenses related to the particular property. Due to property specific concerns discussed in the Notes to the accompanying consolidated financial statements, the Partnership currently considers the 900 Third Avenue Office Building to be its last significant source of liquidity.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. As discussed above, the joint venture that owns the 900 Third Avenue Building has sold the property in November, 1999. The Partnership currently expects to retain its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas investment properties and the Partnership's interests in the Piper Jaffray Tower and Wells Fargo Center - South Tower beyond 1999. However, as discussed in the Notes, after expiration of PJI's lease at the Piper Jaffray Tower in May 2000, the operating cash flow from the property is not expected to be sufficient to pay the required debt service under the mortgage loan secured by the property. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereof. If a fund requirement arises and the Piper partners do not contribute the required capital, the lender will likely take title to the property.

     Although the Partnership expects that it will be able to distribute proceeds from the sale of the 900 Third Avenue investment property, aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition of these investment properties, the Partnership, and therefore the Holders of Interest will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant variances between periods are primarily due to the sale of the Louis Joliet Mall on July 30, 1999.

     The decrease in interest, rents and other receivables at September 30, 1999 as compared to December 31, 1998 is primarily due to the repayment of certain advances related to the flood damage at the Piper Jaffray Tower and the sale of the Louis Joliet Mall.

     The increase in the investment in unconsolidated ventures, at equity at September 30, 1999 as compared to December 31, 1998 is primarily due to contributions made to JMB/900 to purchase the interests of the FDIC and the unaffiliated venture partners in Progress Partners.

     The decrease in interest income for the three and nine months ended September 30, 1999 as compared to the same period in 1998 is primarily due to a lower cash balance available for investment due to distributions to the General Partners and Holders of Interests in 1998. This is partially offset by the receipt of proceeds from the sale of the Louis Joliet Mall in July 1999.

     The decrease in other income for the nine months ended September 30, 1999 as compared to the same period in 1998 is primarily due to the receipt of proceeds from the sale in 1998 of stock obtained in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993).

     The increase in professional services for the nine months ended September 30, 1999 as compared to the same period in 1998 is primarily due to the Partnership's share of legal fees for the Yerba Buena litigation.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is primarily due to an adjustment made by the unconsolidated venture to record depreciation expense from certain prior periods and the commencement of continued depreciation of the Piper Jaffray Tower as a result of the unconsolidated venture no longer classifying this property as held for sale or disposition. This amount is partially offset by the decrease in the assessed value of the Piper Jaffray Tower, which resulted in lower real estate tax expense being incurred by the property, and additional income allocated to the Partnership as a result of JMB/900 purchasing the interests of the FDIC and unaffiliated venture partners in Progress Partners.

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

     The Partnership uses the telephone, accounting, transfer agent, individual personal computers, and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. The Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent, individual personal computers, and other administrative systems are year 2000 compliant in all material respects.

     The property manager for Piper Jaffray Tower has conducted an assessment of various aspects of the property respective operating systems in regard to their year 2000 compliance. In general, such assessment was performed through written inquiries to third party vendors and service personnel for the property and, to some extent, testing of some of the components at the property. Based upon the information received from the property managers, the Partnership believes that the major operating systems for this property, including HVAC controls, elevators and alarm and safety systems, are or will be year 2000 compliant in all material respects. Certain of the operating systems at the property require upgrading, which has been undertaken and completed without the incurrence of material expense to the Partnership. The Partnership does not have information concerning the extent to which the Wells Fargo Center-South Tower is year 2000 compliant. The Partnership has requested such information but has not received a response from the property manager. However, the Partnership does not believe that it is obligated for year 2000 compliance for the Wells Fargo Center-South Tower. Moreover, since it has discontinued the equity method of accounting with respect to its interest in the Wells Fargo Center - South Tower and since it does not expect to receive any significant distributions with respect to such interest, the Partnership does not believe that any costs incurred by the joint venture that owns the property for such year 2000 compliance will have a material effect on the Partnership's financial condition or results of operations.

     The Partnership has not inquired of the joint ventures that own 237 Park Avenue and 1290 Avenue of the Americas as to the status of their year 2000 compliance. Although the year 2000 problem may or may not present various risks for such joint ventures, the Partnership does not believe these risks, to the extent they may exist, present any material additional risks to the Partnership's business, results of operations or financial condition. As discussed in the Notes, JMB/NYC has discontinued the equity method of accounting for its interests in the joint ventures that own these properties. Moreover, for the reasons discussed elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, JMB/NYC does not expect to receive any significant distributions in the future from such joint ventures, and the Partnership does not believe that any year 2000 compliance costs incurred by such joint ventures have had or will have any material effect on the Partnership's indirect investment in such joint ventures. The Partnership and JMB/NYC have no involvement in or authority over the general operations or management of such joint ventures or the development of their contingency plans, if any, for the year 2000 problem, and neither Partnership nor JMB/NYC is obligated to contribute any funds to pay for any year 2000 compliance costs of such joint ventures.

     The Partnership has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. The Partnership has not incurred and does not expect to incur any material direct costs for year 2000 compliance.

     The Partnership is relying on the information obtained and representations made by the property managers, as well as the representations made by third party vendors and service personnel, for 900 Third Avenue and Piper Jaffray Tower regarding the ability of those properties to be year 2000 compliant in all material respects. The Partnership is also relying on the assessments made by the property managers of the third party vendors and service personnel to be contacted in regard to those properties' year 2000 compliance. In the event that the Partnership's investment properties are not year 2000 compliant in all material respects, the relevant investment property or properties could experience various operational difficulties, such as possible systems failures. Such operational difficulties could result in remediation and, under certain circumstances, possibly other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not, under certain circumstances, have a material adverse effect on the Partnership.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                 1998                                1999
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 3. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    91%       89%        89%       89%     89%      89%     89%
 4. 900 Third Avenue Building
     New York, New York . . . . .    97%      100%        99%       97%    100%     100%     98%
 5. Wells Fargo Center
     South Tower
     Los Angeles, California. . .    90%       90%        90%       85%     86%      86%     86%
 6. Louis Joliet Mall
     Joliet, Illinois . . . . . .    83%       83%        84%       84%     82%      80%     N/A

----------------

     An "*" indicates that the joint venture which owns the property was restructured, and therefore, such information is not meaningful for the Partnership.  Reference is made to the Notes for further information regarding the reorganized and restructured ventures.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the period.


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

             10-A.   Amended and Restated Purchase Agreement between
Carlyle Real Estate Limited Partnership - XIV and BRE/Louis Joliet L.L.C. dated June 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated August 16, 1999.

             27.     Financial Data Schedule.

--------------

             * Previously filed as Exhibits 3-B, 3-C and 10-H to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act (File No. 0-15962) filed on March 30, 1993 and hereby incorporated herein by reference.

        (b) On August 16, 1999, the Partnership filed a report on Form 8-K with respect to the sale of the Louis Joliet Mall on
July 30, 1999.  Such report on Form 8-K included a description of the sale.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 10, 1999