Form 10-K405
period 1999-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2000-03-30
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
  ended December 31, 1999             Commission File No. 0-15962



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   9

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  11

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  11


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .  11

Item 6.      Selected Financial Data. . . . . . . . . . .  12

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  14

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  22

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  23

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  55


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  55

Item 11.     Executive Compensation . . . . . . . . . . .  58

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  60

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  61

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  61


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  67

                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership has made the real property investments set forth in the following table:


                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois . . . . .       783,000      4/1/84           8/30/93              fee ownership of
                               sq.ft.                                            land and improvements
                               g.l.a.                                            (through joint venture
                                                                                 partnerships)
 2. Brittany Downs
    Apartments
     Phase I and Phase II,
     Thornton (Denver),
     Colorado . . . . .       464 units    8/15/84          1/10/95              fee ownership of land and
                                                                                 improvements
 3. Scottsdale Financial
     Center I
     Scottsdale,
     Arizona. . . . . .       106,800      9/28/84         12/17/93              fee ownership of land and
                               sq.ft.                                            improvements
                               n.r.a.
 4. Scottsdale Financial
     Center II
     Scottsdale,
     Arizona. . . . . .       151,625      9/28/84          10/1/93              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land
 5. 237 Park Avenue
     Building
     New York,
     New York . . . . .      1,140,000     8/14/84          (f)(g)               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships) (c)
 6. 1290 Avenue of the
     Americas Building
     New York,
     New York . . . . .      2,000,000     7/27/84            (f)                fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

 7. 2 Broadway Building
     New York,
     New York . . . . .      1,600,000     8/14/84          9/18/95              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships) (c)
 8. 1090 Vermont Avenue
     Building
     Washington, D.C. .       140,000      9/26/84          5/29/98              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership) (c)(d)
 9. Mariners Pointe
     Apartments
     Stockton,
     California . . . .       220 units    10/2/84         10/11/96              fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnership)
10. Louisiana Tower
     Shreveport,
     Louisiana. . . . .       349,000     11/14/84          8/30/95              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land
11. Marketplace at
     South Street
     Seaport
     New York,
     New York . . . . .       263,000     12/14/84          3/8/88               fee ownership of improve-
                               sq.ft.                                            ment and ground leasehold
                               n.r.a.                                            interest in land (through
                                                                                 joint venture partnership)
12. Gateway Tower
     White Plains,
     New York . . . . .       552,000     12/31/84         12/30/92              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
13. Piper Jaffray Tower
     Minneapolis,
     Minnesota. . . . .       723,755     12/27/84            5%                 fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships) (c)





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

14. 900 Third Avenue
     Building
     New York,
     New York . . . . .       517,000     12/28/84         11/02/99              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                             venture partnerships)
                                                                                 (c)(e)
15. Wells Fargo Center -
     South Tower
     Los Angeles,
     California . . . .      1,100,000     6/28/85            10%                fee ownership of land and
                               sq.ft.                                            improvements (through
                               n.r.a.                                            limited liability company)
                                                                                 (c)
16. Louis Joliet Mall
     Joliet, Illinois .       305,000      7/31/85          7/30/99              fee ownership of land and
                               sq.ft.                                            improvements (e)
                               g.l.a.
17. Turtle Creek Centre
     Dallas, Texas. . .       296,378      8/30/85          3/7/89               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership) (e)
18. Yerba Buena West
     Office Building
     San Francisco,
     California . . . .       267,687      8/30/85          6/24/92              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
19. Wilshire Bundy
     Plaza
     Los Angeles,
     California . . . .       284,724      11/7/85          3/27/96              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land




-----------------------
  (a)The computation of this percentage for properties held at December 31, 1999 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

  (e)Reference is made to the Notes for a description of the sale of this investment property.

  (f)The original invested capital percentage for the 237 Park Avenue Building and the 1290 Avenue of the Americas Building was 7% and 15%, respectively. Reference is made to the Notes for a description of the reorganization and restructuring of the Partnership's indirect interests in these investment properties.

  (g)As a result of the restructuring that occurred in 1999, the Partnership owns through JMB/NYC an indirect interest in 237 Park Avenue and certain other investments. Reference is made to the notes for a description of such transaction.


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1999 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

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

     Prior to the restructuring in 1999 discussed below, the Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates had any direct or indirect continuing interest in the

Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note made by JMB/NYC for its interest in the Properties, which had outstanding principal and accrued and deferred interest of approximately $133,148,000 at December 31, 1999, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, due to the level of indebtedness remaining on the Properties, the purchase money note payable by JMB/NYC, and the significant preference levels to the other partners within the reorganized structure of the joint ventures owning the Properties, it was unlikely that such purchase would result in payment of any significant amount to JMB/NYC. Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring).

     In 1996, the Affiliated Partners entered into a joint and several obligation to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, the maximum potential obligation has been reduced to $14,285,000 and a portion of the collateral was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     Although under the terms of the Restructuring JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and (2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made to the Partnership at any time due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the purchase money note payable by JMB/NYC and the significant preference levels for the other partners within the reorganized joint venture owning 1290 Avenue of the Americas.

     On July 30, 1999, the Partnership sold the Louis Joliet Mall for a sale price of $45,400,000, as described more fully in the Notes.

     On November 2, 1999, 900 Third Avenue Associates, through Progress Partners, sold the 900 Third Avenue office building for a sale price of approximately $163,000,000, as described more fully in the Notes.

     On May 29, 1998, the Partnership sold its joint venture interest in the 1090 Vermont Avenue office building for a sale price equal to what it would have received in a sale of the property for $27,000,000, as described more fully in the notes.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1999 and 1998 for the Partnership's investment properties owned during 1999:

                                                             1998                      1999
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. 237 Park Avenue
     Building
     New York, New York . . .  Advertising/
                               Insurance/Paper/
                               Real Estate
                               Investment             *     *      *      *     *      *     *      *

 2. 1290 Avenue of the
     Americas Building
     New York, New York . . .  Financial Services     *     *      *      *     *      *     *      *

 3. Piper Jaffray Tower
     Minneapolis,
     Minnesota. . . . . . . .  Advertising/
                               Financial Services    91%   89%    89%    89%   89%    89%   89%    91%

 4. 900 Third Avenue
     Building
     New York, New York . . .  Legal Services/
                               Detective Agency/
                               Financial Services    97%  100%    99%    97%  100%   100%   98%    N/A

 5. Wells Fargo Center -
     South Tower
     Los Angeles,
     California . . . . . . .  Business Infor-
                               mation Systems/
                               School District
                               Administration        90%   90%    90%    85%   86%    86%   86%    86%

 6. Louis Joliet Mall
     Joliet, Illinois . . . .  Retail                83%   83%    84%    84%   82%    80%   N/A    N/A

--------------------
     Reference is made to Item 6, Item 7, and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "*" indicates that the joint venture which owns the property, or through which the Partnership owns an interest, was restructured, and therefore, such information is not meaningful for the Partnership.  Reference is made to the Notes for further information regarding the reorganized and restructured ventures.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the period.

ITEM 3.  LEGAL PROCEEDING

     The Partnership is not subject to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1999 and 1998.


                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 40,870 record Holders of the 400,813.98192 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The mortgage loans secured by the Wells Fargo Center
- South Tower and Piper Jaffray Tower investment properties restrict the use of the cash flows from those properties generally to the payment of expenses for those properties, as discussed more fully in the Notes. In addition, the purchase money note issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties requires that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase note.

    Reference is made to Item 7 for a discussion of unsolicited tender offers for Interests received from unaffiliated third parties.


ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                            (A LIMITED PARTNERSHIP)

                                 DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1999          1998          1997           1996         1995
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $  5,569,474     9,772,720    11,393,348    11,830,330    19,054,756
                           ============   ===========   ===========   ===========   ===========
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties. .  $    915,476    (1,838,405)    8,080,035   152,923,409   (27,465,134)
Gains (losses) on sale of
 the Partnership's interest
 in unconsolidated venture,
 sale of investment
 properties by uncon-
 solidated venture or on
 sale or disposition of
 investment properties  .    25,689,423     2,594,828         --        2,928,068   (14,886,886)
Extraordinary items . . .    (2,105,391)        --            --       23,622,011    35,711,359
Cumulative effect of an
 accounting change. . . .         --            --            --      (16,000,000)        --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $ 24,499,508       756,423     8,080,035   163,473,488    (6,640,661)
                           ============   ===========   ===========   ===========   ===========




                               1999          1998          1997          1996           1995
                          ------------- -------------   -----------  ------------  ------------
Net earnings (loss) per
 Interest (b):
   Earnings (loss) before
    gains on sale or
    disposition of invest-
    ment properties . . .  $       2.19         (4.40)        19.35        366.18        (65.74)
   Gains (losses) on sale
    of the Partnership's
    interest in uncon-
    solidated venture,
    sale of investment
    properties by
    unconsolidated
    ventures or on sale
    or disposition
    of investment
    properties. . . . . .         63.45          6.41         --             7.23        (36.75)
   Extraordinary items. .         (5.20)        --            --            58.33         87.94
   Cumulative effect of
    an accounting
    change. . . . . . . .         --            --            --           (38.31)        --
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $      60.44          2.01         19.35        393.43        (14.55)
                           ============   ===========   ===========   ===========   ===========

Total assets. . . . . . .  $ 37,601,029    48,869,476    63,829,469    60,002,966   106,113,792
Long-term debt. . . . . .  $ 33,824,625    55,119,460    51,768,623    48,359,317    26,000,000
Cash distributions
  per Interest (c). . . .  $      30.00         45.00         --            --            20.00
                           ============   ===========   ===========   ===========   ===========

-------------

  (a)   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

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

     During 1998 and 1999, some of the Holders of Interests received unsolicited offers from unaffiliated third parties to purchase less than 5% of the Interests in the Partnership at prices ranging from $15 to $25 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. These offers have expired. As of the date of this report, the Partnership is aware that approximately 1.67% of the Interests in the Partnership have been purchased by all such unaffiliated third parties either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1999, the Partnership had cash and cash equivalents of approximately $9,716,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. The Piper Jaffray and Wells Fargo Center - South Tower investment properties are restricted as to their use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and other expenses related to the particular property. Due to property specific concerns discussed below, the Partnership considers its remaining investment properties not to be potential significant sources of future cash generated from sales or operations.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building.

     The Partnership has currently budgeted in 2000 approximately $2,848,000 for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower. However, there are sufficient cash reserves for payment of such items held in escrow pursuant to the loan modification for the Piper Jaffray Tower. Actual amounts expended in 2000 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership has not budgeted any amounts, and has no funding obligations for its other remaining investment properties.

     Reference is made to the Partnership's property specific discussions below regarding the potential source of liquidity from the Partnership's remaining investment properties.

     The Partnership distributed approximately $12,000,000 ($30 per interest) of proceeds related to the sale of the Louis Joliet Mall in November 1999. Additionally, in February 2000, the Partnership made a distribution of sales proceeds related to the sale of the 900 Third Avenue office building and the Louis Joliet Mall to the Holders of Interests of approximately $20,040,000 ($50 per interest) and approximately $3,200,000 ($8 per interest) of previously undistributed cash flow generated primarily from the 900 Third Avenue office building. Accordingly, the General Partners were entitled a distribution of cash flow from operations of approximately $134,000. In connection with such distribution, the Corporate General Partner also received a management fee of $223,000.

     Piper Jaffray Tower

     Occupancy of the building at the end of the fourth quarter of 1999 was 91%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,619,000 is outstanding as of December 31, 1999. The lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage note secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1997, 1998 or 1999. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1997 totalled $385,523. During 1999 and 1998, no such excess cash flow was generated. However, the lender disputed certain amounts included in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper incurred excess capital costs of approximately $199,000 in 1998 for which it was entitled to reimbursement from the escrow account. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid to the Lender directly from the escrow account with the balance paid to JMB/Piper for the excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, Piper will not be able to pay the required debt service upon the expiration of PJI's lease in May 2000, as discussed below.

JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. Such disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. JMB/Piper, on behalf of the joint venture is currently in discussions with the mortgage lender regarding the resolution of this issue.

     In 1997, JMB/Piper had discussed an early renewal with U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at May 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (recently completed in Minneapolis) upon expiration of its existing lease. PJI has extended a portion of its current space (approximately 68,000 square feet) through December 31, 2001. Additionally, JMB/Piper has executed new long-term leases representing an additional approximately 60,000 square feet. The property manager is actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space can be released quickly enough to generate enough cash flow to fund the required debt service payments as of June 1, 2000.

     On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. In 1999, approximately $260,000 was withdrawn from the escrow account for certain leasing costs. At December 31, 1999, the balance of such escrow account totaled approximately $5,724,000. It is expected that JMB/Piper will repay approximately $50,000 of funds drawn from the escrow account in excess of expenditures for certain leasing costs incurred in 1999. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee. As of December 31, 1999, the manager has deferred approximately $5,055,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower has not, to date resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999.

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs which totaled approximately $1,100,000. JMB/Piper made certain advances to Piper for such costs, and such advances were repaid in 1999 upon reimbursement from the insurance carrier.

     Wells Fargo Center - South Tower

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years. The Partnership expects that the competitive market conditions in Southern California will continue to have an adverse affect on the building through lower effective rental rates achieved on re-leasing of existing space which expires or is given back over the next several years. In addition, new leases have required and are expected to require substantial expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the next several years.

     During 1996, the Partnership, the joint venture, and the lenders reached an agreement to modify the mortgage note and the promissory note secured by the Partnership's interest in the property. In conjunction with the note modifications, the Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed, the Partnership's share of losses in 1999 of approximately $1,938,000 were not recognized and the Partnership's 1998 and 1997 shares of income for financial reporting purposes (approximately $267,000 and $152,000, respectively) have not been recognized as such income amounts are not considered realizable. Since the terms of modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the "Wells Fargo Center - South Tower" in the Notes for a further description of these events.

     JMB/NYC

     In November 1999, JMB/NYC closed a transaction (the "Restructuring"), pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park would be converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Restructuring, by itself, of JMB/NYC's indirect interest in 237 Park did not result in the Partnership's (or the Holders of Interests') recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the Partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas would also be modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 1999, was approximately $133,148,000.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners).

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of the Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by the limited partners. It is expected that the limited partners will repay the Partnership's $210,000 advance in 2000.

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners (of which approximately $2,055,000 was distributed to the Partnership). The remaining face amount of the securities will be held as collateral for the indemnification obligations of the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after termination of the indemnification obligations.

     Due to, among other things, the level of indebtedness remaining on the 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC and the significant preference levels to other partners within the 1290 Partnership, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC or be able to make any significant distributions to the Holders Of Interests. However, in connection with sales or other dispositions of 1290 Avenue of the Americas or 237 Park Avenue or of the Partnership's (or JMB/NYC's) interest in those properties, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     900 Third Avenue Building

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

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash of approximately $62,300,000 (net of closing costs but before prorations). The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal Income tax purposes. The Partnership's share of such items is approximately $18,100,000 and $25,600,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with stipulated survival periods, which expire on September 15, 2000. Although it is not expected, JMB/900 may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, JMB/900 has placed this amount into escrow. In connection with the sale of the property, Progress Partners received the balance (approximately $16,083,000) in the escrow account that had been controlled by the lender for the payment of property taxes and releasing costs for the property. Reference is made to the Notes for a further description of the transactions.

     Louis Joliet Mall

     On July 30, 1999, the Partnership sold the Louis Joliet Mall to a third party. The purchase price of the Mall was $45,400,000. The partnership realized net proceeds from sale of approximately $19,400,000. Reference is made to the Notes for a description of the transaction.

     Yerba Buena Office Building

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid its unaffiliated former venture partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of such amounts and cash at the venture, net of certain legal fees is approximately $800,000.

     General

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

     The Partnership's and its ventures' obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the indebtedness. The Partnership currently expects that Piper will not be able to pay the required debt service for the Piper Jaffray Tower investment property during 2000. The Partnership does not intend to commit additional funds to Piper Jaffray Tower unless, among other things, the Partnership will receive a return of such funds together with a reasonable rate of return thereon. The Partnership also does not intend to commit additional funds to Wells Fargo Center - South Tower.

     Aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties have high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interest, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     RESULTS OF OPERATIONS

     At December 31, 1999, 1998 and 1997, the Partnership owned interests in four, six and seven investment properties, respectively, all of which were operating.

     Significant variances between periods reflected in the accompanying financial statements not otherwise reported are primarily the result of the sale of the Louis Joliet Mall in July 1999, the 900 Third Avenue office building in November 1999 and the sale of the Partnership's interest in the 1090 Vermont Venture in May 1998.

     The increase in cash and cash equivalents at December 31, 1999 as compared to December 31, 1998 is primarily due to retaining a portion of the Louis Joliet Mall sales proceeds until their distribution to the Holders of Interests in February 2000.

     The decrease in interest, rents and other receivables at December 31, 1999 as compared to December 31, 1998 is primarily due to the repayment of certain advances made by the Partnership related to the flood damage at the Piper Jaffray Tower and the sale of Louis Joliet Mall.

     The increase in the asset investment in unconsolidated venture, at equity, at December 31, 1999 as compared to December 31, 1998 is primarily due to cash generated from operations and the sale of the 900 Third Avenue office building being held by JMB/900. Substantially all of the asset at December 31, 1999 represents the Partnership's share of cash and other current assets at JMB/900, of which approximately $26,400,000 was distributed to the Partnership in February 2000.

     The increase in the liability investment in unconsolidated ventures, at equity at December 31, 1999 as compared to December 31, 1998 and related decrease in Partnership's share of operations from unconsolidated venture for the year ended December 31, 1999 as compared to the year ended
December 31, 1998 is primarily due to the allocation of additional losses to the Partnership from the unconsolidated venture. Because the Piper Jaffray Tower is no longer classified as held for sale, an adjustment was made to record depreciation from prior periods and the commencement of continued depreciation. This amount is partially offset by the decrease in assessed value of the Piper Jaffray Tower, which resulted in lower real estate tax expense being incurred by the property, and additional income being allocated to the Partnership as a result of JMB/900 purchasing the interests of the FDIC and unaffiliated venture partners in Progress Partners, prior to the sale of the building in November 1999.

     The decrease in Partnership's share of the maximum unfunded obligation under the indemnification agreement at December 31, 1999 as compared to December 31, 1998 and related increase in Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement for the year ended December 31, 1999 as compared to the years ended December 31, 1998 and 1997 is primarily due to the restructuring of the Partnership's indirect interest in the 237 Park Avenue Building. As a result of such restructuring, the Partnership was released from a portion of its obligations under the indemnification agreement. Reference is made to the Notes for a discussion of this transaction.

     Distributions received in excess of recorded investment at December 31, 1999 is a result of the distribution by Carlyle Managers, Inc. and Carlyle Investors, Inc. of the notes related to the Partnership's obligations to fund on demand additional paid in capital to such corporations. These obligations were reduced and, subsequently, fully retired in October 1999.

     The decrease in interest income for the year ended December 31, 1999 as compared to the years ended December 31, 1998 and December 31, 1997 is primarily due to a decrease in average cash balances due to the distributions of sales proceeds and previously undistributed cash flow from operations to the General Partners and the Holders of Interests.

     The dividend income for the year ended December 31, 1999 is due to dividends paid by Carlyle Investors, Inc. and Carlyle Managers, Inc. to the Partnership (as a shareholder to both corporations) as a result of amounts distributed by JMB/NYC related to the escrow refund discussed above.

      Other income for the year ended December 31, 1998 is due to the sale of stock in 1998 that was received in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993). Other income for the year ended December 31, 1997 is due to the receipt of the final settlement payment of $1,400,000 related to Turtle Creek in December 1997.

     The decrease in professional fees for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and the increase for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the legal fees incurred by the Partnership for the Yerba Buena litigation.

     The management fees to Corporate General Partner for the year ended December 31, 1998 are the result of operating distributions made in 1998.

     The decrease in general and administrative expenses for the years ended December 31, 1999 and December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to a decrease in certain expenses related to the administration of the Partnership.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the reversal of $18,600,000 of accrued contingent interest related to the mortgage loan at the Piper Jaffray Tower. This resulted in additional income allocated to the Partnership in 1997.

     The gain on sale of interest in unconsolidated venture for the year ended December 31, 1998 and related decrease in investment in unconsolidated ventures, at equity is due to the sale of the Partnership's interest in the 1090 Vermont venture in May 1998.

     The Partnership's share of gains on sale of investment property by unconsolidated venture and the Partnership's share of extraordinary items from unconsolidated venture for the year ended December 31, 1999 are due to the sale of the 900 Third Avenue office building in November 1999.

     The gain on sale of investment property and extraordinary item - write-off of unamortized deferred financing costs for the year ended December 31, 1999 is due to the sale of the Louis Joliet Mall in July 1999.

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

YEAR 2000

     The Partnership has not experienced any material disruption in its operations or those of its properties in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the long-term debt of the Partnership's remaining investment properties bears interest at a fixed rate and generally is due to mature subsequent to the Partnership's expected liquidation and termination date, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)


                                 INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1999 and 1998

Statements of Operations, years ended December 31, 1999, 1998 and 1997

Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 1999, 1998 and 1997

Statements of Cash Flows, years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements



SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV:

     We have audited the financial statements of Carlyle Real Estate Limited Partnership - XIV, a limited partnership, (the Partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 1999, in conformity with generally accepted accounting principles.











                                         KPMG LLP


Chicago, Illinois
March 24, 2000

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1999 AND 1998

                                                   ASSETS
                                                   ------
                                                                            1999              1998
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  9,715,669        6,875,849
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $72,746 for 1998). . . . . . . . . . . .         73,526          685,990
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --              25,860
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --             352,268
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .      9,789,195        7,939,967
                                                                        ------------     ------------
Investment property held for sale or disposition. . . . . . . . . . .          --          34,434,318
                                                                        ------------     ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .     27,601,459        5,068,160
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --             856,169
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --             570,862
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        210,375            --
                                                                        ------------     ------------

                                                                        $ 37,601,029       48,869,476
                                                                        ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1999              1998
                                                                        ------------     ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $      --             387,096
  Accounts payable and other current liabilities. . . . . . . . . . .         34,375          774,360
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .         27,547        1,415,702
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --             170,101
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          --             545,000
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .         61,922        3,292,259
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --              19,919
Investment in unconsolidated ventures, at equity. . . . . . . . . . .      8,979,903        5,958,542
Partnership's share of the maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . . . . . . . . . . .      4,451,884        7,994,262
Distribution received in excess of recorded investment, net . . . . .      1,322,572            --
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     33,824,625       55,119,460
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     48,640,906       72,384,442

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (14,796,986)     (15,069,445)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (1,817,374)      (1,817,374)
                                                                        ------------     ------------
                                                                         (16,613,360)     (16,885,819)
                                                                        ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .    351,746,836      351,746,836
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .   (271,935,538)    (296,162,587)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (74,237,815)     (62,213,396)
                                                                        ------------     ------------
                                                                           5,573,483       (6,629,147)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .    (11,039,877)     (23,514,966)
                                                                        ------------     ------------
                                                                        $ 37,601,029       48,869,476
                                                                        ============     ============

                               See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                           1999             1998            1997
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  5,016,736        8,617,055       8,559,300
  Interest income . . . . . . . . . . . . . . . . .         511,225          969,623       1,056,203
  Dividend income . . . . . . . . . . . . . . . . .          41,513            --               --
  Other income. . . . . . . . . . . . . . . . . . .           --             186,042       1,777,845
                                                       ------------     ------------    ------------
                                                          5,569,474        9,772,720      11,393,348
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       4,961,947        5,866,362       5,893,740
  Property operating expenses . . . . . . . . . . .       2,629,214        4,289,800       4,145,604
  Professional services . . . . . . . . . . . . . .         601,919          774,037         537,334
  Amortization of deferred expenses . . . . . . . .         108,415          186,521         217,634
  Management fees to Corporate General Partner. . .           --             835,063           --
  General and administrative. . . . . . . . . . . .         683,740          686,594         783,752
                                                       ------------     ------------    ------------
                                                          8,985,235       12,638,377      11,578,064
                                                       ------------     ------------    ------------
                                                         (3,415,761)      (2,865,657)       (184,716)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . .       5,618,040          268,504         268,504
Partnership's share of  operations of unconsolidated
  ventures  . . . . . . . . . . . . . . . . . . . .      (1,286,803)         758,748       7,996,247
                                                       ------------     ------------    ------------

    Earnings (loss) before gain on sale
      of investment properties. . . . . . . . . . .         915,476       (1,838,405)      8,080,035
Gain on sale of interest in unconsolidated venture.           --           2,594,828           --
Partnership's share of gains on sale of investment
  property by unconsolidated venture. . . . . . . .      18,090,924            --              --
Gain on sales of investment property. . . . . . . .       7,598,499            --              --
                                                       ------------     ------------    ------------
    Earnings (loss) before
      extraordinary items . . . . . . . . . . . . .      26,604,899          756,423       8,080,035




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                            1999            1998            1997
                                                       ------------     ------------    ------------
Extraordinary item - write-off of unamortized
  deferred financing costs. . . . . . . . . . . . .        (111,008)           --              --
Partnership's share of extraordinary items
  from unconsolidated venture . . . . . . . . . . .      (1,994,383)           --              --
                                                       ------------     ------------    ------------
    Net earnings (loss) . . . . . . . . . . . . . .    $ 24,499,508          756,423       8,080,035
                                                       ============     ============    ============
    Net earnings (loss) per limited
      partnership interest:
        Earnings (loss) before gains on sale of
          investment properties . . . . . . . . . .    $       2.19            (4.40)          19.35
        Gain on sale of interest in unconsolidated
          venture . . . . . . . . . . . . . . . . .           --                6.41           --
        Partnership's share of gains on sale of
          investment property by unconsolidated
          venture . . . . . . . . . . . . . . . . .           44.68            --              --
        Gains on sale of investment property. . . .           18.77            --              --
        Extraordinary items . . . . . . . . . . . .           (5.20)           --              --
                                                       ------------     ------------    ------------
        Net earnings (loss) . . . . . . . . . . . .    $      60.44             2.01           19.35
                                                       ============     ============    ============


















                               See accompanying notes to financial statements.

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                          NET                                    NET OF       NET
            CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS       CASH
            BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
            -------   ---------- -------------   -----------  -----------  ----------  ------------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1996 . . . .$1,000  (15,345,058)  (1,316,336)  (16,660,394) 351,746,836 (304,723,432)  (44,176,028)   2,847,376

Net earnings
 (loss) . . .  --        323,201        --          323,201        --       7,756,834         --       7,756,834
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1997 . . . . 1,000  (15,021,857)  (1,316,336)  (16,337,193) 351,746,836 (296,966,598)  (44,176,028)  10,604,210






                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                          NET                                    NET OF       NET
            CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS       CASH
            BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
            -------   ---------- -------------   -----------  -----------  ----------  ------------- ------------

Cash dis-
 tributions
 $45 per
 limited
 Partnership.  --          --        (501,038)     (501,038)       --           --      (18,037,368) (18,037,368)
Net earnings
 (loss) . . .  --        (47,588)       --          (47,588)       --         804,011         --         804,011
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1998 . . . . 1,000  (15,069,445)  (1,817,374)  (16,885,819) 351,746,836 (296,162,587)  (62,213,396)  (6,629,147)

Cash dis-
 tributions
 $30 per
 limited
 Partnership.  --          --           --            --           --           --      (12,024,419) (12,024,419)
Net earnings
 (loss) . . .  --        272,459        --          272,459        --      24,227,049         --      24,227,049
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1999 . . . .$1,000  (14,796,986)  (1,817,374)  (16,613,360) 351,746,836 (271,935,538)  (74,237,815)   5,573,483
             ======  ===========   ==========   ===========  =========== ============   =========== ============



                                 See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                                                            1999            1998            1997
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ 24,499,508          756,423       8,080,035
  Items not requiring (providing) cash or
    cash equivalents:
      Amortization of deferred expenses . . . . . .         108,415          186,521         217,634
      Long-term debt - deferred accrued interest. .       3,737,932        3,737,933       3,737,933
      Partnership's share of the reduction of the
        maximum unfunded obligation under the
        indemnification agreement . . . . . . . . .      (5,618,040)        (268,504)       (268,504)
      Partnership's share of operations of
        unconsolidated ventures . . . . . . . . . .       1,286,803         (758,748)     (7,996,247)
      Gain on sale of interest in unconsolidated
        venture . . . . . . . . . . . . . . . . . .           --          (2,594,828)          --
      Partnership's share of gain (loss) on
        sale of investment property by
        unconsolidated venture. . . . . . . . . . .     (18,090,924)           --              --
      Gain on sale of investment property . . . . .      (7,598,499)           --              --
      Extraordinary items . . . . . . . . . . . . .       2,105,391            --              --
  Changes in:
    Interest, rents and other receivables . . . . .         612,464         (432,921)        (90,769)
    Prepaid expenses. . . . . . . . . . . . . . . .          25,860            --              --
    Escrow deposits . . . . . . . . . . . . . . . .         352,268          (60,158)        (41,507)
    Accrued rents receivable. . . . . . . . . . . .          12,350          (11,607)       (105,761)
    Accounts payable. . . . . . . . . . . . . . . .        (739,985)        (620,245)        (59,754)
    Due to affiliates . . . . . . . . . . . . . . .         (44,827)          69,874          71,970
    Accrued interest. . . . . . . . . . . . . . . .        (170,101)          (2,391)         (1,491)
    Accrued real estate taxes . . . . . . . . . . .        (545,000)         (48,054)         (7,046)
    Tenant security deposits. . . . . . . . . . . .         (19,919)           2,750           2,001
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         (86,304)         (43,955)      3,538,494
                                                       ------------      -----------     -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1999             1998            1997
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . .      (1,321,967)        (439,695)       (392,235)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .       2,068,706          584,492         200,000
  Cash proceeds from sale of investment
    properties or interest in unconsolidated
    venture . . . . . . . . . . . . . . . . . . . .      19,407,079        4,725,409           --
  Partnership's advance to affiliated entity. . . .        (210,375)           --              --
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .      (4,716,000)        (146,241)          --
  Refund (payment) of deferred expenses, net. . . .         (54,867)          39,615        (141,396)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      15,172,576        4,763,580        (333,631)
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (222,033)        (357,323)       (222,814)
  Distributions to general partners . . . . . . . .           --            (501,038)          --
  Distributions to limited partners . . . . . . . .     (12,024,419)     (18,037,368)          --
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (12,246,452)     (18,895,729)       (222,814)
                                                       ------------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       2,839,820      (14,176,104)      2,982,049

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       6,875,849       21,051,953      18,069,904
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  9,715,669        6,875,849      21,051,953
                                                       ============      ===========     ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED

                                                           1999              1998            1997
                                                       ------------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $  1,394,116        2,130,820       2,082,634
                                                       ============      ===========     ===========
  Non-cash investing and financing activities:
    Sale of interest in unconsolidated venture:
      Gain on sale of interest in unconsolidated
        venture . . . . . . . . . . . . . . . . . .    $      --           2,594,828           --
      Basis in unconsolidated venture . . . . . . .           --           2,130,581           --
                                                       ------------      -----------     -----------
          Cash proceeds from sale of interest in uncon-
           solidated venture. . . . . . . . . . . .    $      --           4,725,409           --
                                                       ============      ===========     ===========
      Sale of investment property:
      Total sale proceeds, net of selling expenses.    $ 44,604,909            --              --
      Assumption of mortgages payable . . . . . . .     (25,197,830)           --              --
                                                       ------------      -----------     -----------
      Cash proceeds from sale of investment
        property, net of selling expenses . . . . .    $ 19,407,079            --              --
                                                       ============      ===========     ===========

      Reduction in investment in unconsolidated
        venture . . . . . . . . . . . . . . . . . .    $      --               --            801,592
                                                       ============      ===========     ===========
      Net distribution in excess of recorded
        investment. . . . . . . . . . . . . . . . .    $ (1,322,572)           --              --
                                                       ============      ===========     ===========















                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1999, 1998 AND 1997


     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial companies, and the ultimate sale or disposition of such real estate.

    The accompanying financial statements include the accounts of the Partnership. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in Orchard Associates; JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 3rd Avenue Associates ("JMB/900"); and 1090 Vermont Avenue prior to its sale in May 1998, N.W. Associates Limited Partnership ("1090 Vermont").

     The Partnership holds an approximate indirect 50% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owns an indirect approximate 4.9% interest in commercial real estate in New York, New York consisting of the 1290 Avenue of the Americas property. Due to the Restructuring in November 1999, JMB/NYC owns an indirect interest in the partnership that owns 237 Park Avenue and certain other investments (JMB/NYC's investment is significantly less than 1% of such partnership).

     The equity method of accounting had been applied with respect to the Partnership's indirect 50% interest in JMB/NYC through Carlyle-XIV Associates, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures or partnership which own the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     Due to the restructuring of the Partnership's interest in Wells Fargo Center - South Tower, in 1996, the Partnership has ceased loss recognition relative to its real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund. The Partnership has no future funding obligations for its investment in Wells Fargo Center - South Tower. Accordingly, the Partnership has discontinued the application of the equity method of accounting and additional losses from the investment in Wells Fargo Center - South Tower will not be recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended
December 31, 1999 and 1998 is summarized as follows:


                                                    1999                              1998
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      ----------       ------------     ----------

Total assets. . . . . . . . . . . .   $ 37,601,029       86,987,618       48,869,476      80,878,765

Partners' capital accounts
  (deficits):
    General partners. . . . . . . .    (16,613,360)     (12,921,196)     (16,885,819)    (15,484,525)
    Limited partners. . . . . . . .      5,573,483     (139,028,125)      (6,629,147)   (171,292,621)

Net earnings (loss):
    General partners. . . . . . . .        272,459        2,563,328          (47,588)      2,000,730
    Limited partners. . . . . . . .     24,227,049       44,288,916          804,011       4,673,200

Net earnings (loss)
  per limited
  partnership interest. . . . . . .          60.44           110.50             2.01           11.66
                                      ============     ============      ===========    =============


     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year (400,813.98192 at 1999 and 400,830.39402 at 1998). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain to the General Partners and Holders of Interests for financial reporting and Federal income tax purposes. Reference is made to the Notes for a discussion of the allocations of profits and losses.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $9,450,000 and $7,046,337 at December 31, 1999 and 1998, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of mortgage fees which were amortized on a straight-line basis over the terms of the related mortgage notes and deferred leasing commissions and concessions which are amortized over the lives of the related leases.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis. Such amounts were reflected in accrued rents receivable in the accompanying balance sheets.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers. Fifteen properties have been sold or disposed of by the Partnership as of December 31, 1999. All of the properties owned at December 31, 1999 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs and net of value impairment adjustments.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower has, to date, however not resulted in a sale or disposition. As a result, the unconsolidated venture has made an adjustment to record depreciation expense as of June 30, 1999 that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture has begun to record depreciation expense for this property commencing July 1, 1999.

     The results of operations for the Louis Joliet Mall, which was classified as held for sale or disposition as of December 31, 1996 and sold in July 1999, were net income of $1,169,860, $2,253,874 and $2,192,424, respectively, for the years ended December 31, 1999, 1998 and 1997.

     In addition, the accompanying financial statements include income of $1,622,491, $1,003,063 and $591,198, respectively, of the Partnership's share of total property operations of $5,210,110, $2,709,088 and $1,422,240 of unconsolidated properties held for sale or disposition as of December 31, 1999 or sold or disposed of in the past three years.

     The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131, which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership related to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1999 is a party to five operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $146,000,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to certain of the ventures. The five joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

     The Partnership has acquired, through the above ventures, interests in six office buildings, including the 900 Third Avenue office building prior to its sale in November 1999. The venture properties have been financed under various long-term debt arrangements as described below.

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

     JMB/NYC

     JMB/NYC is a limited partnership among Carlyle-XIV Associates, L.P., Carlyle-XIII Associates, L.P. and Property Partners, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 50% shareholder of Carlyle Managers, Inc. The Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 50% shareholder. The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership.

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

In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia & York affiliates.

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties (collectively, the "Properties") were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the non-recourse purchase money note made by JMB/NYC for its interests in the Properties, which is secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $133,148,000, at December 31, 1999, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, for the reasons discussed below, it was unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, the maximum potential obligation has been reduced to $14,285,000 and a portion of the collateral was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement (as amended in connection with the Restructuring discussed below) generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase rights by the REIT affiliate discussed below or a sale or certain other transactions involving direct or indirect interest in 1290 Avenue of the Americas unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.
Therefore, the Partnership expects its share of the remaining collateral to be returned (including interest earned) after the termination of the indemnification agreement.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     Although under the terms of the Restructuring Agreement JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January
2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the Partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 1999, was approximately $133,148,000.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners).

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of the Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by the limited partners. It is expected that the limited partners will repay the Partnership's $210,000 advance in 2000.

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities currently held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations of the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by JMB/NYC to the Partnership at any time due to, among other things, the level of indebtedness remaining on the 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, and the significant preference levels to other partners within the 1290 Partnership.

     PIPER JAFFRAY TOWER

     In 1984, the Partnership with C-XV acquired, through JMB/Piper, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XV, acquired the developer's interest in the OB Joint Venture, which owns a fee interest in the land underlying the office building. JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower has not, to date resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $147,000,000 and $127,000,000 at December 31, 1999 and 1998, respectively.

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $95,619,000 is outstanding as of December 31, 1999. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for the years ended December 31, 1997, 1998 or 1999. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1997 totalled $385,523. During 1999 and 1998, no such excess cash flow was generated. However, the lender disputed certain amounts included in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper incurred excess capital costs of approximately $199,000 in 1998 for which it was entitled to reimbursement from the escrow account. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid directly from the escrow account with the balance paid to JMB/Piper for excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. In 1999, approximately $610,000 representing property management fees was deposited and approximately $260,000 was withdrawn from the escrow account for certain leasing costs. The escrow balance as of December 31, 1999 was approximately $5,724,000. It is expected that JMB/Piper will repay approximately $50,000 of funds drawn from the escrow account in excess of expenditures for certain leasing costs incurred in 1999. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee. As of December 31, 1999, the manager has deferred approximately $5,055,000

($1,839,000 of which represents deferred fees due to affiliates through November 1994) of management fees. If upon sale or refinancing of the property or maturity of the loan, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals, which totaled $8,342,500 as of December 31, 1999, will be payable from net sale or refinancing proceeds, if any.

     Repayment of the mortgage loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. Based on the Partnership's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness, including such interest under the mortgage loan, is approximately $99,262,000 and $99,384,000 at December 31, 1999 and 1998,
respectively. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. Given the extremely competitive nature of the downtown Minneapolis market and PJI's pending vacancy, it is not expected that the value of the building will increase in the near term to permit JMB/Piper to share in any future sale or refinancing proceeds.

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

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note at any time. As of the date of this report, all amounts due under the note have been received. The balance of the note receivable as of December 31, 1999 is $292,152.

     In 1997, JMB/Piper had discussed an early renewal with U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at May 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (recently completed in Minneapolis) upon expiration of its existing lease. PJI has extended a portion of its current space (approximately 68,000 square feet) through December 31, 2001. Additionally, JMB/Piper has executed new long-term leases representing an additional approximately 60,000 square feet. The property manager is actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space can be released quickly enough to generate enough cash flow to fund the required debt service payments as of June 1, 2000.

     JMB/900

     In 1984, the Partnership with C-XV acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. Prior to the sale of their interests, the partners of Progress Partners were PPI, JRA and PC-900 (together "Venture Partners") and JMB/900.

     The terms of the JMB/900 venture agreement generally provide that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 33-1/3% share of capital contributions.

     Pursuant to the extension of the mortgage loan, prior to the sale of the property in November 1999, net cash flow (as defined) was paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease). The remaining proceeds in this escrow plus interest earned thereon, if any, were to be released to Progress Partners once 90% of such space had been renewed or released. During 1999, prior to the sale of the property, approximately $7,934,000 had been deposited into escrow from net cash flow from property operations. The escrow balance at closing of the property sale was approximately $16,083,000. Such escrow was released to Progress Partners upon the sale of the property discussed below.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by State of Maryland Deposit Insurance Fund Corporation ("MDIFC"). Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued certain claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buy-out the interests of the Venture Partners in Progress Partners, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against Progress Partners and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provided for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, certain litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations).
The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $18,100,000 and $25,600,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on September 15, 2000. Although it is not expected, JMB/900 may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, JMB/900 has placed this amount into an escrow account.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building.

     As Progress Partners had committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, has not been subject to continued depreciation beyond such date for financial reporting purposes.

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

     The mortgage note secured by the property (with a balance of approximately $175,243,000 and accrued interest of approximately $1,509,000 as of December 31, 1999), matured December 1, 1994. The Partnership and the joint venture had been in discussions with the lender regarding an extension of the mortgage note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In the fourth quarter of 1996, the joint venture and the lender reached an agreement to modify the mortgage note. The agreement provides that the mortgage note be extended to September, 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     Concurrently, in the fourth quarter of 1996, the Partnership reached an agreement with the lender to modify the promissory note (with a principal balance of $12,250,000 and accrued interest of approximately $3,270,000 prior to modification). The Partnership's amended and restated promissory note has an adjusted balance of approximately $26,349,000 consisting of the original principal loan balance, unpaid accrued interest, the Partnership's share of the mortgage loan extension fee and a restructuring fee of approximately $6,118,000. The promissory note is due September 2003 and accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property and is non-recourse to the Partnership.

     In conjunction with the note modifications, the South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed the Partnership's share of losses in 1999 of approximately $1,938,000 were not recognized and the Partnership's share of income for financial reporting purposes (approximately $152,000 in 1997 and $267,000 in 1998) has not been recognized as such income amounts are not considered realizable.

     At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In such event, the Partnership would no longer have an ownership interest in the property, which would result in income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.

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

     LOUIS JOLIET MALL

     In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC ("BRE"). In light of issues concerning one or more of the tenants at the Mall, BRE terminated the sale contract. The Partnership was able to negotiate an amended sale contract and on July 30, 1999 sold the property to BRE. The purchase price of the property was $45,400,000. A portion of the purchase price was the assumption of the mortgage loan (approximately $25,200,000) by BRE at the closing of the sale. The Partnership received cash at closing (net of closing costs and before prorations) of approximately $19,400,000. The Partnership recognized a gain of approximately $7,600,000 and $22,000,000 for financial reporting purposes and Federal income tax purposes, respectively. In addition, in connection with the sale of the property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expired on January 30, 2000 with no liability to the Partnership.

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

     YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid its unaffiliated former venture partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of such amounts and cash at the venture, net of certain legal fees is approximately $800,000.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1999 and
1998:
                                               1999           1998
                                            -----------    ----------
17% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003.   $33,824,625    30,086,692

8.03% first mortgage note; secured by
 the Louis Joliet Mall in Joliet, Illinois;
 monthly principal and interest payments
 of $201,189 until November 1, 2002 when
 the remaining balance of $23,751,765 is
 due.  Assumed by purchaser at sale of the
 property in July 1999. . . . . . . . . .         --       25,419,864
                                            -----------   -----------
          Total debt. . . . . . . . . . .    33,824,625    55,506,556
          Less current portion
            of long-term debt . . . . . .         --          387,096
                                            -----------   -----------
          Total long-term debt. . . . . .   $33,824,625    55,119,460
                                            ===========   ===========


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

     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Holders of Interests have received (i) cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the net sale or refinancing proceeds previously distributed, equal a 6% annual non-compounded return on the Holders' average capital investment for each year (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive over the remaining term of the Partnership, distributions to the levels described above. Accordingly, $1,742,000 of sale or refinancing proceeds have been deferred for the General Partners at December 31, 1999. The General Partners have received $121,527 of sale proceeds as of December 31, 1999 representing its 1% share of total sale distributions made, which will be required to be returned before termination of the Partnership.

LEASES - AS PROPERTY LESSOR

     Prior to its sale in July 1999, the Partnership's principal wholly-owned asset was one shopping mall. The Partnership had determined that all leases relating to this property were properly classified as operating leases; therefore, rental income was reported when earned and the cost of the property, excluding cost of land, was depreciated over the estimated useful life until such time the property was considered held for sale or disposition, at which time depreciation was no longer taken. Leases with commercial tenants ranged in term from one to 34 years and provided for fixed minimum rent and partial to full reimbursement of operating costs.
In addition, such leases provided for additional rent based upon percentages of tenant sales volumes.

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $341,382, $649,035 and $437,532 for the years ended December 31, 1999, 1998 and 1997, respectively.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1999, 1998 and 1997 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                          1999       1998       1997       1999
                        --------  ---------   --------  ------------
Property management
 and leasing fees . .   $205,934    309,167    284,751        --
Insurance commissions     24,269     32,729     33,198        --
Management fees to
 Corporate General
 Partner. . . . . . .      --       835,063      --           --
Reimbursement (at
 cost) for accounting
 services . . . . . .      2,759     16,392     31,183          67
Reimbursement (at
 cost) for portfolio
 management services.    128,487    115,808     73,802      19,454
Reimbursement (at
 cost) for legal
 services . . . . . .     29,093     20,399     14,301       8,026
Reimbursement (at
 cost) for administra-
 tive charges and
 other out-of-pocket
 expenses . . . . . .      1,057      1,616        369        --
                        --------  ---------  ---------     -------
                        $391,599  1,331,174    437,604      27,547
                        ========  =========  =========     =======

     In connection with the 1998 distributions of previously undistributed cash flow from operations, the General Partners received distributions aggregating approximately $501,000. In connection with such distributions, the Corporate General Partner also received management fees aggregating approximately $835,000 in 1998.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $1,340,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying 1999 balance sheet.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer, and make contingent, its receipt of property management fees as more fully discussed above. Such fees deferred by the affiliate were approximately $1,839,000, of which $919,500 is the Partnership's share, at December 31, 1999.

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/Piper, JMB/Piper II, JMB/900, 1090 Vermont (immediately prior to the sale of the Partnership's interest in the venture in May 1998), Wells Fargo Center - South Tower and their unconsolidated ventures as of and for the years ended December 31, 1999 and 1998 is presented below.

                                        1999            1998
                                   --------------  --------------

Current assets. . . . . . . . . .  $   90,755,095      30,571,080
Current liabilities . . . . . . .     (15,062,907)    (18,663,923)
                                   --------------  --------------
    Working capital (deficit) . .      75,692,188      11,907,157
                                   --------------  --------------

Investment properties, net. . . .     214,368,430     295,446,989
Other assets. . . . . . . . . . .      37,627,916      52,888,933
Other liabilities . . . . . . . .         (17,392)     (1,431,466)
Long-term debt. . . . . . . . . .    (275,359,348)   (372,074,874)
                                   --------------  --------------
    Partners' capital (deficit) .  $   52,311,794     (13,263,261)
                                   ==============  ==============

Represented by:
  Invested capital. . . . . . . .  $  337,361,524     317,159,274
  Cumulative distributions. . . .    (107,828,408)   (115,304,138)
  Cumulative income (losses). . .    (177,221,322)   (215,118,397)
                                   --------------  --------------
                                   $   52,311,794     (13,263,261)
                                   ==============  ==============

Total income. . . . . . . . . . .  $  117,990,424      88,489,716
                                   ==============  ==============

Expenses applicable to
  operating income. . . . . . . .  $   82,002,789      81,089,234
                                   ==============  ==============

Net income (loss) . . . . . . . .  $   35,987,635       7,400,482
                                   ==============  ==============

     Total income and net income for 1999 includes a gain on sale of investment property of $54,324,230 offset by extraordinary items of $5,983,746 related to the sale of the 900 Third Avenue Office Building in November 1999.

     Total income, expenses related to operating income and net income for the above mentioned ventures for the year ended December 31, 1997 were $91,294,780, $69,851,004 and $21,443,776.

     During 1996, as a result of the restructuring at Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differs from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's share of loss (approximately $1,938,000) was not recognized in 1999, 1998 and 1997, share of income from Wells Fargo Center - South Tower (approximately $267,000 and $152,000, respectively) has not been recognized as such income amounts are not considered realizable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1998 or 1999.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and their affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of the directors and the executive officers of the Corporate General Partner of the Partnership are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

Judd D. Malkin            Chairman                      5/03/71
                          Director                      5/03/71
                          Chief Financial Officer       2/22/96
Neil G. Bluhm             President                     5/03/71
                          Director                      5/03/71
Burton E. Glazov          Director                      7/01/71
Stuart C. Nathan          Executive Vice President      5/08/79
                          Director                      3/14/73
A. Lee Sacks              Director                      5/09/88
John G. Schreiber         Director                      3/14/73
H. Rigel Barber           Chief Executive Officer       8/01/93
                          Executive Vice President      1/02/87
Gary Nickele              Executive Vice President      1/01/92
                          General Counsel               2/27/84
Gailen J. Hull            Senior Vice President         6/01/88

Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 6, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB, including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XV, JMB Income-VII, JMB Income-XI and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 62) is Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC and an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) is Executive Vice President of Carlyle Managers, Inc. and an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois. Mr. Glazov is currently retired.

     Stuart C. Nathan (age 58) is director and President of Carlyle Managers, Inc. Mr. Nathan has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a director of a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates, and a trustee of Amli Residential Properties Trust. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) is Vice President of Carlyle Managers, Inc. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) is Vice President and General Counsel of Carlyle Managers, Inc. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. The General Partners received a share of Partnership income for Federal income tax purposes aggregating $2,118,836 in 1999. Such allocation of income reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts upon termination of the Partnership.

     If upon completion of the liquidation and the distribution of all Partnership funds, the Holders of Interests have not received a specified amount of net sale or refinancing proceeds, the General Partners will be required to return the net sale or refinancing proceeds received by them, $121,527 as of the date of this report. The Holders of Interests are not expected to receive the specified amount of net sale or refinancing proceeds. Accordingly, it is expected that the General Partners will be required to return the amount of net sale or refinancing proceeds received by them.

     An affiliate of the Corporate General Partner provided property management services during 1999 for Louis Joliet Mall, prior to its sale in July 1999. In 1999, such affiliate earned property management and leasing fees amounting to $205,934 for such services, all of which were paid as of December 31, 1999. In addition, an affiliate of the Corporate General Partner had managed the Piper Jaffray Tower through November 1994. In conjunction with the August 1992 loan modification, the affiliated property manager agreed to defer receipt of property management fees through November 1994, which aggregated $1,839,000 at December 31, 1999, of which the Partnership's share is $919,500. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice. In December 1994 the affiliated property manager entered into an agreement with an unaffiliated third party for the sub-management of the 900 Third Avenue building. Property management fees during 1999 for this property prior to its sale in November 1999 were $412,615, all of which were paid to the sub-manager.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1999 aggregating $24,269 for insurance of certain of the real property investments of the Partnership and for professional liability insurance for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1999, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $1,062, all of which was paid at December 31, 1999. Additionally, the General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 1999 were $160,339, of which $27,547 was unpaid as of December 31, 1999.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $1,340,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying 1999 balance sheet.

     In addition to the Partnership, JMB was a 20% shareholder in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. and had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In June 1999, the shareholdings of JMB in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. were redeemed and the obligation of JMB to fund additional paid-in capital (totaling approximately $632,000 at June 15, 1999) was fully retired.

     In July 1999, the Partnership sold the Louis Joliet Mall to BRE/Louis Joliet LLC ("BRE/Louis Joliet") for $45,400,000 (including mortgage indebtedness secured by the property) subject to adjustment for prorations and closing costs. John G. Schreiber is (i) a director of JMB Realty Corporation ("JMB"), which is the Corporate General Partner of the Partnership, and (ii) a limited Partner in the Associate General Partner of the Partnership. (JMB is also the general partner of the Associate General Partner.) Mr. Schreiber and his family members, directly or indirectly, own limited partnership interests in Blackstone Real Estate Advisors L.P. ("BREA") and certain of its affiliates, through which Mr. Schreiber and his family members have an interest of up to approximately 2% of the profits of BRE/Louis Joliet and have also invested in BRE/Louis Joliet up to a specified percentage (generally not in excess of 2%) of the equity capital invested by BREA and its affiliates and will be entitled to receive any profits from such investment in proportion to their equity capital invested. Mr. Schreiber or his family members also received a portion (approximately $64,000) of the acquisition fee paid by BRE/Louis Joliet to BREA and are entitled to receive a portion of annual asset management fees to be paid by affiliates of BRE/Louis Joliet to BREA. The price and other terms of the sale of the property, which contains approximately 305,000 square feet of mall space, were determined by arm's-length negotiation.
The decision to sell the property on behalf of the Partnership was made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of the Partnership. Mr. Schreiber did not participate in JMB's decision on behalf of the Partnership to enter into the contract, nor in BRE/Louis Joliet's decision to purchase the property.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as described in Item 10.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its executive officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

                        NAME OF                            AMOUNT AND NATURE
                        BENEFICIAL                         OF BENEFICIAL                       PERCENT
TITLE OF CLASS          OWNER                              OWNERSHIP                           OF CLASS
--------------          ----------                         -----------------                   --------
Limited Partnership
 Interests and Assignee
 Interests therein      JMB Realty Corporation             5 Interests (1)                     Less than 1%
                                                           indirectly

Limited Partnership
 Interests and Assignee
 Interests therein      Corporate General Partner,         18.48473 Interests (1) (2) (3)      Less than 1%
                        its executive officers
                        and directors and the
                        Associate General
                        Partner as a group


     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, is deemed to have shared voting and investment power.

     (2)  Includes 11.92207 Interests owned by two executive officers for which each such officer has sole investment and voting power as to such Interests so owned.

     (3)  Includes 1.56266 Interests owned by an estate for which an executive officer acts as co-executor and is deemed to have shared voting and investment power.

     No executive officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


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

                  10-E.    $1,200,000 demand note between Carlyle-XIV
Associates, L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

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

                  10-H.    Amendment No. 1 to the Agreement of Limited
Partnership of Carlyle-XIV Associates, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation, as general partner, and Carlyle Real Estate Limited Partnership-XIV, an Illinois limited partnership, as limited partner, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

                  10-I.    Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

                  10-J.    Disclosure Statement for the Second Amended
Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996, is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

                  10-K.    Documents relating to the operating agreement
of Maguire Thomas Partners-South Tower, L.L.C. are hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-L.    Consent of Director of Carlyle-XIV Managers,
Inc. (known as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-M.    Consent of Director of Carlyle-XIII, Managers,
Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-N.    Allonge to demand note between Carlyle Real
Estate Limited Partnership-XIV and Carlyle Managers, Inc. dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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

                  10-T.    First Amendment to Amended and Restated
Agreement of Limited Partnership of 1090 Vermont Avenue, N.W. Associates Limited Partnership dated as of May 29, 1998, is hereby incorporated by reference to the Partnership's Report for June 30, 1998 on Form 10-Q (File No. 0-15962) dated August 12, 1998.

                  10-U.    Amended and Restated Purchase Agreement
between Carlyle Real Estate Limited Partnership - XIV and BRE/Louis Joliet L.L.C. dated June 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated August 16, 1999.

                  10-V.    Agreement of Purchase and Sale between
Progress Partners and Paramount Group, Inc. dated July 27, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15926) dated November 17, 1999.

                  10-W.    Amendment to Agreement of Purchase and Sale
between Progress Partners and Paramount Group, Inc. dated September 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15926) dated November 17, 1999.

                  10-X.    Second Amendment to the Agreement of Purchase
and Sale between Progress Partners and Paramount Group, Inc. dated October 20, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15926) dated November 17, 1999.

                  10-Y.    Third Amendment to the Agreement of Purchase
and Sale between Progress Partners and Paramount Group, Inc. dated November 2, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15926) dated November 17, 1999.

                  10-Z.    Assignment of Partnership Interest between
Federal Deposit Insurance Corporation and 14-15 Office Associates, L.P., dated March 10, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-AA.   Assignment of Partnership Interest between P-C
900 Third Associates and 14-15 Office Associates, L.P. and 900 3rd Avenue Associates, dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-BB.   Assignment of Partnership Interest between 900
Realty, LLC and 900 3rd Avenue Associates dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-CC.   Amendment No. 2 to Amended and Restated
Agreement of General Partnership for Progress Partners dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-DD.   Amendment No. 3 to Amended and Restated
Agreement of General Partnership for Progress Partners dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-EE.   Settlement Agreement and Release between
Progress Properties, Inc., J.R.A. Realty Corporation, P-C 900 Third Associates, 900 Realty LLC and 900 3rd Avenue Associates dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-FF.   Restructuring Agreement related to 237/1290
Upper Tier Associates, L.P. dated October 27, 1999 is filed herewith.

                  10-GG.   Contribution Agreement between 237/120 Upper
Tier Associates, L.P. and Oak Hill Strategic Partners, L.P. is filed herewith.

                  10-HH.   Amendment and Release Agreement by and among
Metropolis Realty Trust, Inc. Property Partners, L.P., Carlyle Associates-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. is filed herewith.

                  10-II.   Third Amended and Restated Limited Partnership
Agreement of 237/1290 Upper Tier Associates, L.P. by and between 237/1290 Upper Tier GP Corp., Carlyle Managers, Inc., a JMB/NYC Office Building Associates, L.P. dated November 19, 1999 is filed herewith.

                  10-JJ.   Intercreditor Agreement among Michigan Avenue
L.L.C., Carlyle-XIII Associates, L.P., Carlyle-XIV Associates, L.P. and Property Partners, L.P. dated November 19, 1999 is filed herewith.

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

        No annual report for the year 1999 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 24, 2000

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 24, 2000

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 24, 2000



                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 24, 2000

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 24, 2000

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 24, 2000

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 24, 2000

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

4-C.      Documents relating to the modification
          and extension of the mortgage loan
          secured by Wells Fargo-South Tower        Yes

4-D.      Amended and restated promissory note
          of Wells Fargo Bank                       Yes

4-E.      Loan modification agreement of
          Wells Fargo Bank                          Yes

10-A.     Acquisition Documents are hereby
          incorporated herein by reference          Yes

10-B.     Agreement of Limited Partnership
          of Carlyle-XIV Associates, L.P.           Yes

10-C.     Second Amended and Restated Articles
          of Partnership of JMB/NYC Office
          Building Associates, L.P.                 Yes

10-D.     Amended and Restated Certificate
          of Incorporation of Carlyle-XII
          Managers, Inc. (known as Carlyle
          Managers, Inc.)                           Yes

10-E.     $1,200,000 demand note between
          Carlyle-XIV Associates, L.P. and
          Carlyle Managers, Inc.                    Yes

10-F.     $1,200,000 demand note between
          Carlyle-XIV Associates, L.P. and
          Carlyle Investors, Inc.                   Yes

10-G.     Lockbox and forbearance agreements
          related to the mortgage note secured
          by the Wells Fargo Building.              Yes

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

10-I.     Amendment No. 1 to the Second Amended
          and Restated Articles of Partnership of
          JMB/NYC Office Building Associates, L.P.
          dated January 1, 1994; by and between
          Carlyle Managers, Inc., a Delaware
          corporation, as general partner, and
          Carlyle-XIII Associates, L.P., a Delaware
          limited partnership, Carlyle-XIV Associates,
          L.P., a Delaware limited partnership and
          Property Partners, L.P., a Delaware limited
          partnership, as the limited partners.     Yes

10-J.     Disclosure Statement for the Second
          Amended Joint Plan of
          Reorganization of 237 Park Avenue
          Associates, L.L.C. and 1290 Associates,
          L.L.C. dated August 9, 1996               Yes

10-K.     Documents relating to the operating
          agreement of Maguire Thomas Partners-
          South Tower, L.L.C.

10-L.     Consent of Director of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.) dated October 31,
          1996                                      Yes

10-M.     Consent of Director of Carlyle-XIII,
          Managers, Inc. (known as Carlyle
          Investors, Inc.) dated October 31,
          1996                                      Yes

10-N.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIV and Carlyle Managers,
          Inc. dated October 31, 1996               Yes

10-O.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIV and Carlyle
          Investors, Inc., dated
          October 31, 1996                          Yes

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----

10-P.     Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P. and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                          Yes

10-Q.     Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996              Yes

10-R.     Amended and Restated Limited Partnership
          Agreement of 237/1290 Upper Tier
          Associates, L.P. dated as of
          October 10, 1996                          Yes

10-S.     Purchase Agreement between
          Carlyle Real Estate Partnership-XIV
          and John Ackridge Company dated
          May 29, 1998                              Yes

10-T.     First Amendment and Restated Agreement
          of Limited Partnership of 1090 Vermont
          Avenue, N.W. Associates Limited
          Partnership dated as of May 29, 1998      Yes

10-U.     Amended and Restated Purchase
          Agreement between Carlyle Real
          Estate Partnership - XIV and
          BRE/Louis Joliet L.L.C. dated
          June 22, 1999                             Yes

10-V. to
10-Y.     Agreements of Purchase and Sale
          between Progress Partners and
          Paramount Group, Inc.                     Yes

10-Z.     Assignment of Partnership Interest
          between Federal Deposit Insurance
          Corporation and 14-15 Office
          Associates, L.P.                          Yes

10-AA.    Assignment of Partnership Interest
          between P-C 900 Third Associates
          and 14-15 Office Associates, L.P.
          and 900 3rd Avenue Associates             Yes

10-BB.    Assignment of Partnership Interest
          between 900 Realty, LLC and
          900 3rd Avenue Associates                 Yes

10-CC.    Amendment No. 2 to Amended and
          Restated Agreement of General
          Partnership for Progress Partners         Yes

10-DD.    Amendment No. 3 to Amended and
          Restated Agreement of General
          Partnership for Progress Partners         Yes

                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----

10-EE.    Settlement Agreement and Release
          between Progress Properties, Inc.,
          J.R.A. Realty Corporation, P-C 900
          Third Associates, 900 Realty LLC
          and 900 3rd Avenue Associates             Yes

10-FF.    Restructuring Agreement related to
          237/1290 Upper Tier Associates, L.P.
          dated October 27, 1999                    No

10-GG.    Contribution Agreement between
          237/120 Upper Tier Associates, L.P.
          and Oak Hill Strategic Partners, L.P.     No

10-HH.    Amendment and Release Agreement by
          and among Metropolis Realty Trust,
          Inc. Property Partners, L.P., Carlyle
          Associates-XIII Associates, L.P.
          and Carlyle-XIV Associates, L.P.          No

10-II.    Third Amended and Restated Limited
          Partnership Agreement of 237/1290
          Upper Tier Associates, L.P. by and
          between 237/1290 Upper Tier GP Corp.,
          Carlyle Managers, Inc., a JMB/NYC
          Office Building Associates, L.P.
          dated November 19, 1999                   No

10-JJ.    Intercreditor Agreement among Michigan
          Avenue L.L.C., Carlyle-XIII Associates,
          L.P., Carlyle-XIV Associates, L.P.
          and Property Partners, L.P. dated
          November 19, 1999                         No

21.       List of Subsidiaries                      No

24.       Powers of Attorney                        No

27.       Financial Data Schedule                   No