Form 10-Q
period 2000-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2000-05-15
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                            Commission file number 0-15962




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

                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2000 AND DECEMBER 31, 1999

                                (UNAUDITED)


                                  ASSETS
                                  ------


                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                           ------------      -----------

Current assets:
  Cash and cash equivalents. . . . . .     $ 12,601,186        9,715,669
  Interest, rents and other
   receivables . . . . . . . . . . . .           69,060           73,526
                                           ------------     ------------
        Total current assets . . . . .       12,670,246        9,789,195
                                           ------------     ------------

Investment in unconsolidated
  ventures, at equity. . . . . . . . .        1,316,773       27,601,459
Other assets . . . . . . . . . . . . .          210,375          210,375
                                           ------------     ------------
                                           $ 14,197,394       37,601,029
                                           ============     ============

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE
                  CONSOLIDATED BALANCE SHEETS - CONTINUED


           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                            -----------      -----------

Current liabilities:
  Accounts payable and
   other current liabilities . . . . .     $    364,423           61,922
                                           ------------     ------------
        Total current liabilities. . .          364,423           61,922

Investment in unconsolidated
  ventures, at equity. . . . . . . . .        9,291,181        8,979,903
Partnership's share of the
  maximum unfunded obligation
  under the indemnification
  agreement. . . . . . . . . . . . . .        4,407,150        4,451,884
Distributions received in
  excess of recorded invest-
  ment . . . . . . . . . . . . . . . .        1,322,572        1,322,572
Long-term debt, less
  current portion. . . . . . . . . . .       34,759,108       33,824,625
                                           ------------     ------------
Commitments and contingencies

        Total liabilities. . . . . . .       50,144,434       48,640,906

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings
     (losses). . . . . . . . . . . . .      (14,858,620)     (14,796,986)
    Cumulative cash distributions. . .       (1,950,896)      (1,817,374)
                                           ------------     ------------
                                            (16,808,516)     (16,613,360)
                                           ------------     ------------
  Limited partners:
    Capital contributions,
     net of offering costs . . . . . .      351,746,836      351,746,836
    Cumulative net earnings
     (losses). . . . . . . . . . . . .     (273,414,744)    (271,935,538)
    Cumulative cash distributions. . .      (97,470,616)     (74,237,815)
                                           ------------     ------------
                                            (19,138,524)       5,573,483
                                           ------------     ------------
        Total partners' capital
          accounts (deficits). . . . .      (35,947,040)     (11,039,877)
                                           ------------     ------------
                                           $ 14,197,394       37,601,029
                                           ============     ============









       See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)




                                               2000            1999
                                           -----------     -----------

Income:
  Rental income. . . . . . . . . . . .     $     --          2,424,336
  Interest income. . . . . . . . . . .         198,704          83,344
                                           -----------      ----------
                                               198,704       2,507,680
                                           -----------      ----------

Expenses:
  Mortgage and other interest. . . . .         934,483       1,461,826
  Property operating expenses. . . . .           --            984,827
  Professional services. . . . . . . .         127,611         484,230
  Amortization of deferred expenses. .           --             45,092
  Management fees to
    Corporate General Partner. . . . .         222,536           --
  General and administrative . . . . .         314,748         198,166
                                           -----------      ----------
                                             1,599,378       3,174,141
                                           -----------      ----------
                                            (1,400,674)       (666,461)
Partnership's share of the
  reduction of the maximum
  unfunded obligation under
  the indemnification
  agreement. . . . . . . . . . . . . .          44,734          67,126
Partnership's share of
  operations of uncon-
  solidated ventures . . . . . . . . .        (184,900)         65,746
                                           -----------      ----------

      Net earnings (loss). . . . . . .     $(1,540,840)       (533,589)
                                           ===========      ==========

      Net earnings (loss) per
       limited partnership
       interest. . . . . . . . . . . .     $     (3.69)          (1.28)
                                           ===========      ==========

      Cash distributions per
        limited partnership
        interest . . . . . . . . . . .     $     58.00           --
                                           ===========      ==========












       See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)



                                               2000            1999
                                           -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .     $(1,540,840)       (533,589)
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of deferred
      expenses . . . . . . . . . . . .           --             45,092
    Long-term debt - deferred
      accrued interest . . . . . . . .         934,483         934,483
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      the indemnification agreement. .         (44,734)        (67,126)
    Partnership's share of
      operations of unconsolidated
      ventures . . . . . . . . . . . .         184,900         (65,746)
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . .           4,466        (123,997)
    Prepaid expenses . . . . . . . . .           --                220
    Escrow deposits. . . . . . . . . .           --           (143,724)
    Accrued rents receivable . . . . .           --              1,172
    Accounts payable and other
      current liabilities. . . . . . .         302,501         482,839
    Accrued interest . . . . . . . . .           --               (628)
    Accrued real estate taxes. . . . .           --            137,500
    Tenant security deposits . . . . .           --              1,700
                                          ------------     -----------
          Net cash provided by
            (used in) operating
            activities . . . . . . . .        (159,224)        668,196
                                          ------------     -----------
Cash flows from investing
 activities:
  Refund of payment for capital
    improvements . . . . . . . . . . .           --             64,508
  Partnership's distributions
    from unconsolidated ventures . . .      26,411,064           --
  Partnership's contributions
    to unconsolidated ventures . . . .           --         (4,611,100)
  Payment of deferred expenses, net. .           --            (15,188)
                                          ------------     -----------
          Net cash provided by
            (used in) investing
            activities . . . . . . . .      26,411,064      (4,561,780)
                                          ------------     -----------

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                               2000            1999
                                           -----------     -----------
Cash flows from financing activities:
  Principal payments on
    long-term debt . . . . . . . . . .           --            (93,890)
  Distributions to General Partners. .        (133,522)          --
  Distributions to Limited Partners. .     (23,232,801)          --
                                          ------------     -----------
        Net cash provided by
          (used in) financing
          activities . . . . . . . . .     (23,366,323)        (93,890)
                                          ------------     -----------
        Net increase (decrease)
          in cash and cash equi-
          valents. . . . . . . . . . .       2,885,517      (3,987,474)
        Cash and cash equivalents,
          beginning of year. . . . . .       9,715,669       6,875,849
                                          ------------     -----------
        Cash and cash equivalents,
          end of period. . . . . . . .    $ 12,601,186       2,888,375
                                          ============     ===========

Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . .    $      --            527,971
                                          ============     ===========

































       See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2000 AND 1999

                                (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1999 which are included in the Partnership's 1999 Annual Report on Form 10-K filed on March 24, 2000 (File No. 0-15962) as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1999 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower has not resulted in a sale or disposition. As a result, the unconsolidated venture made an adjustment to record depreciation expense as of June 30, 1999 that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture has begun to record depreciation expense for this property commencing July 1, 1999.

     The results of operations for the Louis Joliet Mall, which was classified as held for sale or disposition as of December 31, 1996 and sold in July 1999, were net income of $0 and $929,314, respectively, for the three months ended March 31, 2000 and 1999.

     In addition, the accompanying financial statements include for the three month periods ended March 31, 2000 and 1999 income of $159,934 and $326,123, respectively, as the Partnership's share of total property operations of $479,851 and $1,320,716 of unconsolidated properties which were sold in the past two years.

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 were as follows:

                                                              Unpaid at
                                                              March 31,
                                           2000       1999      2000
                                         --------    ------   ----------

Property management and leasing
  fees . . . . . . . . . . . . . . . .   $   --      89,098       --
Insurance commissions. . . . . . . . .       --       1,845       --
Management fees to Corporate
  General Partner. . . . . . . . . . .    222,536     --          --
Reimbursement (at cost) for out-
  of-pocket salary and salary-
  related expenses and other costs
  for the Partnership and its
  investment properties. . . . . . . .     49,196    42,941     38,465
                                         --------   -------    -------
                                         $271,732   133,884     38,465
                                         ========   =======    =======

     In connection with the distributions of cash flow from operations in February 2000, the General Partners received distributions aggregating approximately $134,000. The Corporate General Partner also received management fees aggregating approximately $223,000 in February 2000.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $1,340,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying balance sheets.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at March 31, 2000. The unconsolidated venture's obligation to the affiliate is not reflected in the consolidated balance sheets as of March 31, 2000 and December 31, 1999.

Such deferred amount does not bear interest.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy.

JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $137,452,000, at March 31, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     During 1996, as a result of the adoption of the Plan, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned the Properties and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures or partnership which own the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

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

     The provisions of the indemnification agreement (as amended in connection with the Restructuring discussed below) generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase rights by the REIT affiliate discussed above or a sale or certain other transactions involving a direct or indirect interest in 1290 Avenue of the Americas unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.

Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) after the termination of the indemnification agreement.

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that they do not intend to sell the 1290 Avenue of Americas property prior to March 2001 and that they do intend to purchase JMB/NYC's indirect interest in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2000, was approximately $137,452,000.

     In December 1999, the Partnership and the other Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Also in December 1999, JMB/NYC received refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. It is expected that the limited partners will repay the Partnership's $210,000 advance in 2000.

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

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by JMB/NYC to the Partnership at any time due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, and the significant preference levels to other partners within the 1290 Partnership.

JMB/PIPER

     Occupancy of the building at the end of the first quarter of 2000 was 92%.

     As previously reported, U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at May 31, 2000, announced that it would be moving to a new building (recently completed in Minneapolis) upon expiration of its existing lease. However, PJI has extended a portion of its current space (approximately 113,500 square feet) through May 31, 2002. Additionally, JMB/Piper has executed new long-term leases representing an additional approximately 75,000 square feet. The property manager is actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space can be released quickly enough to generate sufficient cash flow to fund the required debt service payments from June 1, 2000.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of March 31, 2000. The lender is essentially entitled to all operating cash flow (as defined). During 1999 and 1998, no such cash flow was generated. However, the lender disputed certain amounts in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper incurred excess capital costs of approximately $199,000 in 1998 for which it was entitled to reimbursement from the escrow account. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid directly from the escrow account with the balance paid to JMB/Piper for excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. For the three months ended March 31, 2000, approximately $130,000 representing property management fees was deposited and approximately $776,000 was withdrawn from the escrow account for certain leasing costs. The escrow balance as of March 31, 2000 was approximately $5,109,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee. As of March 31, 2000, the manager has deferred approximately $5,185,000 ($1,839,000 of which represents deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. Under the escrow agreement, if upon sale or refinancing of the property or maturity of the loan, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. However, given the significant upcoming PJI vacancy and the resultant decrease in the value of the property, JMB/Piper would not receive any proceeds upon a sale or refinancing of the property. More importantly, although Piper currently generates enough operating cash flow to meet the required debt service payments, Piper will not generate sufficient cash flows to pay the required debt service upon the expiration of PJI's lease on May 31, 2000, as discussed above.

     JMB/Piper, on behalf of the joint venture, is currently in discussions with the mortgage lender whereby the lender would take title to the property pursuant to a deed-in-lieu of foreclosure agreement sometime after the anticipated monetary default in June 2000. There can be no assurance that such agreement will be reached or that the mortgage lender will not commence foreclosure proceedings or will take any action, which in either scenario would cause the joint venture to retain its ownership interest in the property for some indefinite period of time. A disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

JMB/900

     Pursuant to the extension of the mortgage loan, prior to the sale of the property in November 1999, net cash flow (as defined) was paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which were to expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease). During 1999, prior to the sale of the property, approximately $7,934,000 had been deposited into escrow from net cash flow from property operations. The escrow balance at closing of the property sale was approximately $16,083,000. Such escrow was released to Progress Partners upon the sale of the property as discussed below.

     In July 1998, JMB/900 entered into an agreement with two of its venture partners in Progress Partners and a judgment creditor of those venture partners (such judgment creditor and the venture partners are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims against each other. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve their outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provided for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property, as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, certain litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, Progress Partners sold the property for approximately $163,000,000. Upon closing, Progress Partners received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations). The cash received was also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, Progress Partners recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $18,100,000 and $25,600,000, respectively. As is customary in such transactions, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on September 15, 2000. Although it is not expected, Progress Partners may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, Progress Partners has placed this amount into an escrow account.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of Progress Partners.

     As Progress Partners had committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, has not been subject to continued depreciation beyond such date for financial reporting purposes.

LOUIS JOLIET MALL

     In March 1999, the Partnership entered into a contract for the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC ("BRE"). In light of issues concerning one or more of the tenants at the Mall, BRE terminated the sale contract. The Partnership was able to negotiate an amended sale contract and on July 30, 1999 sold the property to BRE. The purchase price of the property was $45,400,000. A portion of the purchase price included the assumption of the mortgage loan (approximately $25,200,000) by BRE at the closing of the sale. The Partnership received cash at closing (net of closing costs and before prorations) of approximately $19,400,000. The Partnership recognized a gain of approximately $7,600,000 and $22,000,000 for financial reporting purposes and Federal income tax purposes, respectively. In addition, in connection with the sale of the property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period of January 30, 2000, which expired with no liability to the Partnership.

     As the Partnership had committed to a plan to sell or dispose of the property, Louis Joliet Mall was classified as held for sale or disposition as of December 31, 1996, and therefore has not been subject to continued depreciation beyond such date for financial reporting purposes.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $175,000,000 as of March 31, 2000), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The unaffiliated venture partner, on behalf of the venture, had been in discussions with the mortgage lender regarding a possible extension of the September 1, 1999 participation date referred to above, but was unable to obtain any extension.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $12,771,000 at March 31, 2000 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is nonrecourse and secured solely by the Partnership's interest in the joint venture.

     The Partnership is currently exploring the disposition of its interest in the limited liability company prior to the maturity of the loans. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company since the terms of the modified mortgage note and the amended and restated promissory note make it highly unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. In either event, the Partnership would no longer have an ownership interest in the property, which would result in income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds.

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

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, the joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid to its limited partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of the settlement proceeds and cash held at the joint venture is approximately $800,000. The Partnership expects to receive such amount in the second quarter of 2000.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the three months ended March 31, 2000 and 1999 are as follows:

                                                2000              1999
                                             -----------       ----------

  Total income from properties
    (unconsolidated) . . . . . . . . . . .   $ 5,290,504        9,959,195
                                             ===========       ==========

  Operating profit (loss) of ventures. . .   $  (209,817)         799,962
                                             ===========       ==========

  Partnership's share of
    operating profit (loss). . . . . . . .   $  (184,900)          65,746
                                             ===========       ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At March 31, 2000, the Partnership had cash and cash equivalents of approximately $12,601,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. The Piper Jaffray and Wells Fargo Center - South Tower investment properties are restricted as to the use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and other expenses related to the particular property. Due to property specific concerns discussed in the Notes, the Partnership does not consider its remaining investment properties to be potential sources of future cash generated from sales or operations.

     The Partnership has currently budgeted in 2000 approximately $2,848,000 for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower. However, there are sufficient cash reserves for payment of such items held in escrow pursuant to the loan modification for the Piper Jaffray Tower. Actual amounts expended in 2000 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and the length of time the Partnership's joint venture may own the property. The Partnership has not budgeted any amounts, and has no funding obligations for its other remaining investment properties.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of Progress Partners.

     In February 2000, the Partnership made a distribution of sales proceeds related to the sales of the 900 Third Avenue office building and the Louis Joliet Mall to the Holders of Interests of approximately $20,040,000 ($50 per interest) and approximately $3,200,000 ($8 per interest) of previously undistributed cash flow generated primarily from the 900 Third Avenue office building. Accordingly, the General Partners were entitled to a distribution of cash flow from operations of approximately $134,000. In connection with such distribution, the Corporate General Partner also received a management fee of approximately $223,000.

     As previously reported, the joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid to its limited partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of the settlement proceeds and cash held at the joint venture is approximately $800,000. The Partnership expects to receive such amount in the second quarter of 2000.

     In December 1999, the Partnership and the other Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Also in December 1999, JMB/NYC received refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. It is expected that the limited partners will repay the Partnership's $210,000 advance in 2000.

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

     JMB/Piper, on behalf of the joint venture, is currently in discussions with the mortgage lender whereby the lender would take title to the property pursuant to a deed-in-lieu of foreclosure agreement sometime after the anticipated monetary default in June 2000. There can be no assurance that such agreement will be reached or that the mortgage lender will not commence foreclosure proceedings or will take any action, which in either scenario would cause the joint venture to retain its ownership interest in the property for some indefinite period of time. A disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     As discussed in the Notes, the Partnership is currently exploring the disposition of its interest in the limited liability company which owns the Wells Fargo Center - South Tower prior to the maturity of the loans. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In either event, the Partnership would no longer have an ownership interest in the property, which would result in income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds.

     The Partnership's and its ventures' obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the indebtedness. The Partnership currently expects that Piper will not be able to pay the required debt service for the Piper Jaffray Tower investment property, after May 31, 2000, when a lease of approximately 222,200 square feet of space to U.S. Bankcorp Piper Jaffray, Inc. expires. The Partnership does not intend to commit additional funds to Piper Jaffray Tower to fund such cash shortfalls. The Partnership also does not intend to commit additional funds to Wells Fargo Center - South Tower.

     Aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties have high levels of debt secured by each property and generally provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive any proceeds from operations or sales of these properties.
However, upon disposition of each of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interest, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant variances between periods are primarily due to the sale of the Louis Joliet Mall on July 30, 1999 and the 900 Third Office Building on November 2, 1999.

     The decrease in the investment in unconsolidated ventures, at equity at March 31, 2000 as compared to December 31, 1999 is primarily due to a distribution of cash of approximately $26,400,000 from JMB/900 to the Partnership in February 2000.

     The increase in accounts payable at March 31, 2000 as compared to December 31, 1999 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The increase in long-term debt at March 31, 2000 as compared to December 31, 1999 is primarily due to the interest accrual on the promissory note secured by the Partnership's interest in the joint venture that owns the Wells Fargo Center - South Tower.

     The increase in interest income for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily due to temporary investment of the cash received from JMB/900 prior to the distribution to the General Partners and Holders of Interests in late February 2000.

     The decrease in professional services for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily due to the joint venture reaching an agreement in principal for the settlement of the Yerba Buena litigation during the second quarter of 1999, which resulted in reduced legal fees. The settlement was completed in February 2000.

     The increase in management fees to Corporate General Partners for the three months ended March 31, 2000 as compared to the same period in 1999 is due to the distribution of cash flow from operations to the General Partners and the Holders of Interest in February 2000.

     The increase in general and administrative expenses for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily due to the payment by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall in July 1999.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2000.

                                                     1999                                  2000
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
 1. 237 Park Avenue Building
     New York, New York. . . . . .      *          *          *          *        *
 2. 1290 Avenue of the
     Americas Building
     New York, New York. . . . . .      *          *          *          *        *
 3. Piper Jaffray Tower
     Minneapolis, Minnesota. . . .     89%        89%        89%        91%      92%
 4. Wells Fargo Center
     South Tower
     Los Angeles, California . . .      *          *          *          *        *

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

             27.      Financial Data Schedule.

--------------

             * Previously filed as Exhibits 3-B and 3-C, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act (File No. 0-15962) filed on March 30, 1993 and hereby incorporated herein by reference.

        (b) No reports on Form 8-K were filed during the period covered by this report.

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


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                 BY:   JMB Realty Corporation
                       (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 12, 2000