Form 10-Q
period 2000-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2000-08-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 2000                         Commission file number 0-15962




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    18



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    23

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    23

Item 5.    Other Information. . . . . . . . . . . . . . . . .    24

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    25

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS
                  JUNE 30, 2000 AND DECEMBER 31, 1999

                              (UNAUDITED)


                                ASSETS
                                ------


                                           JUNE 30,      DECEMBER 31,
                                            2000            1999
                                        ------------     -----------

Current assets:
  Cash and cash equivalents . . . . .   $ 13,055,730       9,715,669
  Interest, rents and other
   receivables. . . . . . . . . . . .         75,412          73,526
                                        ------------    ------------
        Total current assets. . . . .     13,131,142       9,789,195
                                        ------------    ------------

Investment in unconsolidated
  ventures, at equity . . . . . . . .        858,684      27,067,099
Other assets. . . . . . . . . . . . .        210,375         210,375
                                        ------------    ------------
                                        $ 14,200,201      37,066,669
                                        ============    ============

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                      BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

                                           JUNE 30,      DECEMBER 31,
                                            2000            1999
                                         -----------     -----------

Current liabilities:
  Accounts payable and
   other current liabilities. . . . .   $     24,473          61,922
                                        ------------    ------------
        Total current liabilities . .         24,473          61,922

Investment in unconsolidated
  ventures, at equity . . . . . . . .      9,161,316       8,445,543
Partnership's share of the
  maximum unfunded obligation
  under the indemnification
  agreement . . . . . . . . . . . . .      4,362,416       4,451,884
Distributions received in
  excess of recorded invest-
  ment. . . . . . . . . . . . . . . .      1,322,572       1,322,572
Long-term debt, less
  current portion . . . . . . . . . .     35,693,591      33,824,625
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .     50,564,368      48,106,546

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings
     (losses) . . . . . . . . . . . .    (14,875,305)    (14,796,986)
    Cumulative cash distributions . .     (1,950,896)     (1,817,374)
                                        ------------    ------------
                                         (16,825,201)    (16,613,360)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
     net of offering costs. . . . . .    351,746,836     351,746,836
    Cumulative net earnings
     (losses) . . . . . . . . . . . .   (273,815,186)   (271,935,538)
    Cumulative cash distributions . .    (97,470,616)    (74,237,815)
                                        ------------    ------------
                                         (19,538,966)      5,573,483
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .    (36,364,167)    (11,039,877)
                                        ------------    ------------
                                        $ 14,200,201      37,066,669
                                        ============    ============









            See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2000          1999          2000          1999
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $     --        2,107,610         --        4,531,946
  Interest income . . . . . . . . . . . . . . . .      178,958        33,161       377,662       116,505
  Other income. . . . . . . . . . . . . . . . . .      876,265         --          876,265         --
                                                   -----------    ----------    ----------    ----------
                                                     1,055,223     2,140,771     1,253,927     4,648,451
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      934,483     1,460,407     1,868,966     2,922,233
  Property operating expenses . . . . . . . . . .        --          968,951         --        1,953,778
  Professional services . . . . . . . . . . . . .      119,266       149,302       246,877       633,532
  Amortization of deferred expenses . . . . . . .        --           47,616         --           92,708
  Management fees to Corporate General Partner. .        --            --          222,536         --
  General and administrative. . . . . . . . . . .      160,111       191,859       474,859       390,025
                                                   -----------    ----------    ----------    ----------
                                                     1,213,860     2,818,135     2,813,238     5,992,276
                                                   -----------    ----------    ----------    ----------
                                                      (158,637)     (677,364)   (1,559,311)   (1,343,825)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . .       44,734        67,126        89,468       134,252
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .     (303,224)      537,340      (488,124)      603,086
                                                   -----------    ----------    ----------    ----------
      Net earnings (loss) . . . . . . . . . . . .  $  (417,127)      (72,898)   (1,957,967)     (606,487)
                                                   ===========    ==========    ==========    ==========
      Net earnings (loss) per limited
       partnership interest . . . . . . . . . . .  $     (1.00)         (.17)        (4.69)        (1.45)
                                                   ===========    ==========    ==========    ==========
      Cash distributions per limited
        partnership interest. . . . . . . . . . .  $     --            --            58.00         --
                                                   ===========    ==========    ==========    ==========

                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                              (UNAUDITED)



                                            2000           1999
                                        -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . .   $(1,957,967)      (606,487)
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of deferred
      expenses. . . . . . . . . . . .         --            92,708
    Long-term debt - deferred
      accrued interest. . . . . . . .     1,868,966      1,868,966
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      the indemnification agreement .       (89,468)      (134,252)
    Partnership's share of
      operations of unconsolidated
      ventures. . . . . . . . . . . .       488,124       (603,086)
  Changes in:
    Interest, rents and other
      receivables . . . . . . . . . .        (1,886)       347,068
    Prepaid expenses. . . . . . . . .         --            15,153
    Escrow deposits . . . . . . . . .         --           (37,998)
    Accrued rents receivable. . . . .         --            10,586
    Accounts payable and other
      current liabilities . . . . . .       (37,449)       143,432
    Accrued interest. . . . . . . . .         --            (1,269)
    Accrued real estate taxes . . . .         --            12,134
    Tenant security deposits. . . . .         --             1,100
                                       ------------    -----------
          Net cash provided by
            (used in) operating
            activities. . . . . . . .       270,320      1,108,055
                                       ------------    -----------
Cash flows from investing
 activities:
  Refund of payment for capital
    improvements. . . . . . . . . . .         --            64,100
  Partnership's distributions
    from unconsolidated ventures. . .    26,436,064          --
  Partnership's contributions
    to unconsolidated ventures. . . .         --        (4,637,600)
  Refund (payment) of deferred
    expenses, net . . . . . . . . . .         --           (65,669)
                                       ------------    -----------
          Net cash provided by
            (used in) investing
            activities. . . . . . . .    26,436,064     (4,639,169)
                                       ------------    -----------

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                 STATEMENTS OF CASH FLOWS - CONTINUED



                                            2000           1999
                                        -----------    -----------
Cash flows from financing activities:
  Principal payments on
    long-term debt. . . . . . . . . .         --          (189,675)
  Distributions to General Partners .      (133,522)         --
  Distributions to Limited Partners .   (23,232,801)         --
                                       ------------    -----------
        Net cash provided by
          (used in) financing
          activities. . . . . . . . .   (23,366,323)      (189,675)
                                       ------------    -----------
        Net increase (decrease)
          in cash and cash equi-
          valents . . . . . . . . . .     3,340,061     (3,720,789)
        Cash and cash equivalents,
          beginning of year . . . . .     9,715,669      6,875,849
                                       ------------    -----------
        Cash and cash equivalents,
          end of period . . . . . . .  $ 13,055,730      3,155,060
                                       ============    ===========

Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . .  $      --         1,054,536
                                       ============    ===========

  Net distributions in excess
    of recorded investment. . . . . .  $      --          (494,136)
                                       ============    ===========






























            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2000 AND 1999

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower had, as of June 30, 1999, not resulted in a sale or disposition. As a result, the unconsolidated venture made an adjustment to record depreciation expense as of that date that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition".

Further, the unconsolidated venture began to record depreciation expense for this property commencing July 1, 1999. However, as discussed below, due to the commencement by the mortgage lender to realize upon its security in the property, the unconsolidated venture anticipates it will reclassify the property as held for sale or disposition as of July 1, 2000.

     The results of operations for the Louis Joliet Mall, which was classified as held for sale or disposition as of December 31, 1996 and sold in July 1999, was $1,530,393 for the six months ended June 30, 1999.

     In addition, the accompanying financial statements include for the six month periods ended June 30, 2000 and 1999 income of ($488,124) and $603,086, respectively, as the Partnership's share of total property operations of ($775,538) and $1,993,995 of unconsolidated properties which were classified as held for sale or sold in the past two years.

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 were as follows:

                                                          Unpaid at
                                                          June 30,
                                        2000       1999     2000
                                      --------    ------  ----------

Property management and leasing
  fees. . . . . . . . . . . . . . . . $  --      207,543      --
Insurance commissions . . . . . . . .    8,048    29,479      --
Management fees to Corporate
  General Partner . . . . . . . . . .  222,536     --         --
Reimbursement (at cost) for out-
  of-pocket salary and salary-
  related expenses and other costs
  for the Partnership and its
  investment properties . . . . . . .   62,087    86,074    24,010
                                      --------   -------   -------
                                      $292,671   323,096    24,010
                                      ========   =======   =======

     In connection with the distributions of cash flow from operations in February 2000, the General Partners received distributions aggregating approximately $134,000. The Corporate General Partner also received management fees aggregating approximately $223,000 (reflected in the table above) in February 2000.

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

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share) at June 30, 2000. The unconsolidated venture's obligation to the affiliate is not reflected in the consolidated balance sheets as of June 30, 2000 and December 31, 1999. Such deferred amount does not bear interest and is not expected to be paid.

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

JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $141,865,000, at June 30, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to approximately $14.3 million and a portion of the collateral was released to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement (as amended in connection with the Restructuring discussed below) generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase rights by the REIT affiliate discussed below or on a sale or certain other transactions involving a direct or indirect interest in 1290 Avenue of the Americas unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.

Therefore, the Partnership expects its share of the remaining collateral to be returned (including interest earned) after the termination of the indemnification agreement.

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of America's property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2000, was approximately $141,865,000.

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

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations.

     Due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, the significant preference levels to other partners within the 1290 Partnership and the purchase rights with respect to JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, it is unlikely that JMB/NYC will make any significant distributions to the Partnership.

JMB/PIPER

     Occupancy of the building at the end of the second quarter of 2000 was 65%.

     As expected, U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 199,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI has extended a portion of its current space (approximately 136,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper has executed new long-term leases representing an additional approximately 117,000 square feet. The property manager has been actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space was released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper has not made the required debt service payments under the mortgage loan since June 1, 2000, and is in monetary default under such loan.

     The mortgage loan had an original principal amount of $100,000,000, of which approximately $95,619,000 is outstanding as of June 30, 2000. The lender is essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs. During 1999 and 1998, no such cash flow was generated. However, the lender disputed certain amounts in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper incurred excess capital costs of approximately $199,000 in 1998 for which it was entitled to reimbursement from the escrow account. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid directly from the escrow account with the balance paid to JMB/Piper for excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. For the six months ended June 30, 2000, approximately $311,000 representing property management fees was deposited and approximately $970,000 was withdrawn from the escrow account for certain leasing costs. The escrow balance as of June 30, 2000 was approximately $5,126,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee. As of June 30, 2000, the manager has deferred approximately $5,366,000 ($1,839,000 of which represents deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. Under the escrow agreement, if upon sale or refinancing of the property or maturity of the loan, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. However, upon default of the mortgage loan, the balance in the escrow account is to be applied to the outstanding principal balance.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees, within certain limitations, associated with the transaction, the Defendants executed a Stipulation consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the Stipulation and appointed a receiver on behalf of the lender. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in mid-2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, the year of expected disposition, with no distributable proceeds from such disposition. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     As JMB/Piper has committed to a plan to sell or dispose of the property, JMB/Piper currently anticipates that the Piper Jaffray Tower will again be classified as held for sale or disposition as of July 1, 2000, and therefore, it is not expected to be subject to continued depreciation beyond such date for financial reporting purposes.

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

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, Progress Partners sold the property for approximately $163,000,000. Upon closing, Progress Partners received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations). The cash received was also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the

Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, Progress Partners recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $18,100,000 and $25,600,000, respectively. As is customary in such transactions, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on September 15, 2000. Although it is not expected, Progress Partners may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, Progress Partners has placed this amount into an escrow account.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of distributable sales proceeds and cash flow generated from the operations of Progress Partners.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $173,000,000 as of June 30, 2000), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the limited liability company that owns the property, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $13,706,000 at June 30, 2000, is due September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     The Partnership is currently exploring the disposition of its interest in the limited liability company prior to the maturity of the loans. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In either event, the Partnership would no longer have an ownership interest in the property, which would result in a significant amount of taxable income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the modified mortgage note and the promissory note secured by the Partnership's interest in the limited liability company make it highly unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.

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

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, the joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the dispute. Simultaneously, the joint venture paid to its limited partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of the settlement proceeds and cash held at the joint venture was approximately $876,000, which the Partnership received in the second quarter of 2000.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the six months ended June 30, 2000 and 1999 are as follows:

                                             2000             1999
                                          -----------      ----------

  Total income from properties
    (unconsolidated). . . . . . . . . . . $10,770,718      21,604,142
                                          ===========      ==========

  Operating profit (loss) of ventures . . $  (775,538)      1,993,995
                                          ===========      ==========

  Partnership's share of
    operating profit (loss) . . . . . . . $  (488,124)        603,086
                                          ===========      ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At June 30, 2000, the Partnership had cash and cash equivalents of approximately $13,056,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. The Piper Jaffray and Wells Fargo Center - South Tower investment properties are restricted as to the use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and other expenses related to the particular property. Due to property specific concerns discussed in the Notes, the Partnership does not consider its remaining investment properties to be potential sources of future cash generated from sales or operations.

     The Partnership has currently budgeted in 2000 approximately $2,848,000 (of which approximately $628,000 has been incurred as of June 30, 2000) for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower. However, there are sufficient cash reserves for payment of such items held in escrow pursuant to the loan modification for the Piper Jaffray Tower. Actual amounts expended in 2000 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and the length of time Piper continues to own the property. The Partnership has not budgeted any amounts, and has no funding obligations for its other remaining investment properties.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of distributable sales proceeds and cash flow generated from the operations of Progress Partners.

     In February 2000, the Partnership made a distribution of sales proceeds related to the sales of the 900 Third Avenue office building and the Louis Joliet Mall to the Holders of Interests of approximately $20,040,000 ($50 per interest) and approximately $3,200,000 ($8 per interest) of previously undistributed cash flow generated primarily from the 900 Third Avenue office building. Accordingly, the General Partners were entitled to a distribution of cash flow from operations of approximately $134,000. In connection with such distribution, the Corporate General Partner also received a management fee of approximately $223,000. Additionally, the Partnership currently expects to make a distribution of cash flow from operations of approximately $4,008,000 ($10 per interest) to the Holders of Interests and $167,000 to the General Partners in the third quarter of 2000. The General Partners are expected to receive a management fee of approximately $278,000 in connection with this distribution.

     As previously reported, the joint venture that had owned the Yerba Buena office building filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the dispute. Simultaneously, the joint venture paid to its limited partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of the settlement proceeds and cash held at the joint venture is approximately $876,000, which the Partnership received in the second quarter of 2000.

     In connection with the sale of the 900 Third Avenue Building in November 1999, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period that expires on September 15, 2000. Although not expected, Progress Partners may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, Progress Partners has placed this amount (of which the Partnership's share is $666,600) into an escrow account. The Partnership's share of funds remaining in the escrow account, if any, would be returned to the Partnership after expiration of the representations, warranties and covenants.

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290

Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of America's property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2000, was approximately $141,865,000.

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

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations.

     As discussed in the Notes, JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees, within certain limitations, associated with the transaction, the Defendants executed a Stipulation consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the Stipulation and appointed a receiver on behalf of the lender. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in mid-2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, the year of expected disposition, with no distributable proceeds from such disposition. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     As discussed in the Notes, the Partnership is currently exploring the disposition of its interest in the limited liability company which owns the Wells Fargo Center - South Tower prior to the maturity of the loans secured by the property or the Partnership's interest in the limited liability company. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In either event, the Partnership would no longer have an ownership interest in the property, which would result in a significant amount of taxable income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds.

     The Partnership's and its ventures' obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the indebtedness. The Partnership does not intend to commit any significant additional funds to either the Wells Fargo Center - South Tower or the Piper Jaffray Tower.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interest over the entire term of the Partnership will be approximately one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties have high levels of debt secured by each property and generally provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive any proceeds from operations or sales of these properties. However, upon disposition of each of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interest, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant variances between periods are primarily due to the sale of the Louis Joliet Mall on July 30, 1999 and the 900 Third Office Building on November 2, 1999.

     The decrease in the investment in unconsolidated ventures, at equity at June 30, 2000 as compared to December 31, 1999 is primarily due to a distribution of cash of approximately $26,400,000 from JMB/900 to the Partnership in February 2000.

     The decrease in accounts payable at June 30, 2000 as compared to December 31, 1999 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The increase in the liability investment in unconsolidated ventures, at equity at June 30, 2000 as compared to December 31, 1999 and a portion of the decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is primarily due to additional losses generated at the Piper Jaffray Tower due to the decrease in occupancy in 2000 and the commencement of depreciation in July 1999.

     The increase in long-term debt at June 30, 2000 as compared to December 31, 1999 is primarily due to the interest accrual on the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower.

     The increase in interest income for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is primarily due to temporary investment of the cash received from JMB/900. A portion of such funds were distributed to the General Partners and Holders of Interests in late February 2000.

     The other income for the three and six months ended June 30, 2000 is the result of the Partnership's share of the proceeds from settlement of the Yerba Buena litigation, as discussed above. Reference is made to the Notes in the accompanying consolidated financial statements for a further discussion of such transaction.

     The decrease in professional services for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is primarily due to the joint venture reaching an agreement in principle for the settlement of the Yerba Buena litigation during the second quarter of 1999, which resulted in reduced legal fees. The settlement was completed in February 2000.

     The increase in management fees to Corporate General Partner for the six months ended June 30, 2000 as compared to the same period in 1999 is due to the distribution of cash flow from operations to the General Partners and the Holders of Interest in February 2000. The management fee is based upon a percentage of the distributions of cash flow from operations.

     The increase in general and administrative expenses for the six months ended June 30, 2000 as compared to the same period in 1999 is primarily due to the payment by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall in July 1999.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On July 20, 2000, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. 222 SOUTH NINTH STREET LIMITED PARTNERSHIP, OB JOINT VENTURE, JMB/PIPER JAFFRAY TOWER ASSOCIATES, CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV, JMB/PIPER JAFFRAY TOWER ASSOCIATES II, CAMPBELL-MITHUN-ESTY, L.L.C., U.S. BANCORP PIPER JAFFRAY INC. JMB REALTY CORPORATION, OB JOINT VENTURE II AND LHDL REALTY LIMITED PARTNERSHIP was initiated in and an order for judgement entered by Minnesota District Court of Hennepin County, Minnesota. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage note secured by the Piper Jaffray Tower, sought the enforcement of its security interest and the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property.

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture has not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their fees in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. Title to the property is currently expected to be transferred to Teachers or its designee in 2001. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owns the Piper Jaffray Tower has not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. As of July 20, 2000 aggregate amounts due to the lender were approximately $97,500,000, including certain default interest. Reference is made to the subsection entitled "JMB/Piper" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated by reference.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2000.

                                                 1999                                2000
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .     *         *          *         *       *        *
 3. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    89%       89%        89%       91%     92%      65%
 4. Wells Fargo Center
     South Tower
     Los Angeles, California. . .     *         *          *         *       *        *

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 14, 2000