Form 10-Q
period 2000-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2000-11-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2000                    Commission file number 0-15962




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    19



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    24

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    24

Item 5.    Other Information. . . . . . . . . . . . . . . . .    25

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    26

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS
               SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                              (UNAUDITED)


                                ASSETS
                                ------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2000             1999
                                       -------------     -----------

Current assets:
  Cash and cash equivalents . . . . .   $  8,702,383       9,715,669
  Interest, rents and other
   receivables. . . . . . . . . . . .         58,207          73,526
                                        ------------    ------------
        Total current assets. . . . .      8,760,590       9,789,195
                                        ------------    ------------

Investment in unconsolidated
  ventures, at equity . . . . . . . .        893,062      27,067,099
Other assets. . . . . . . . . . . . .        210,375         210,375
                                        ------------    ------------
                                        $  9,864,027      37,066,669
                                        ============    ============

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                      BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

                                       SEPTEMBER 30,     DECEMBER 31,
                                           2000             1999
                                       -------------     -----------

Current liabilities:
  Accounts payable and
   other current liabilities. . . . .   $     38,389          61,922
                                        ------------    ------------
        Total current liabilities . .         38,389          61,922

Investment in unconsolidated
  ventures, at equity . . . . . . . .      7,658,880       8,445,543
Partnership's share of the
  maximum unfunded obligation
  under the indemnification
  agreement . . . . . . . . . . . . .      4,317,682       4,451,884
Distributions received in
  excess of recorded invest-
  ment. . . . . . . . . . . . . . . .      1,322,572       1,322,572
Long-term debt, less
  current portion . . . . . . . . . .     36,628,074      33,824,625
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .     49,965,597      48,106,546

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings
     (losses) . . . . . . . . . . . .    (14,857,898)    (14,796,986)
    Cumulative cash distributions . .     (2,117,798)     (1,817,374)
                                        ------------    ------------
                                         (16,974,696)    (16,613,360)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
     net of offering costs. . . . . .    351,746,836     351,746,836
    Cumulative net earnings
     (losses) . . . . . . . . . . . .   (273,397,432)   (271,935,538)
    Cumulative cash distributions . .   (101,476,278)    (74,237,815)
                                        ------------    ------------
                                         (23,126,874)      5,573,483
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .    (40,101,570)    (11,039,877)
                                        ------------    ------------
                                        $  9,864,027      37,066,669
                                        ============    ============









            See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       2000          1999          2000          1999
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $     --          454,085         --        4,986,031
  Interest income . . . . . . . . . . . . . . . .      184,487       183,313       562,149       299,818
  Other income. . . . . . . . . . . . . . . . . .        --            --          876,265         --
                                                   -----------    ----------    ----------    ----------
                                                       184,487       637,398     1,438,414     5,285,849
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      934,483     1,103,806     2,803,449     4,026,039
  Property operating expenses . . . . . . . . . .        --          603,774         --        2,557,552
  Professional services . . . . . . . . . . . . .        5,900        25,743       252,777       659,275
  Amortization of deferred expenses . . . . . . .        --           15,707         --          108,415
  Management fees to Corporate General Partner. .      278,171         --          500,707         --
  General and administrative. . . . . . . . . . .      112,320       170,666       587,179       560,691
                                                   -----------    ----------    ----------    ----------
                                                     1,330,874     1,919,696     4,144,112     7,911,972
                                                   -----------    ----------    ----------    ----------
                                                    (1,146,387)   (1,282,298)   (2,705,698)   (2,626,123)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . .       44,734        67,126       134,202       201,378
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .   (1,160,663)   (1,860,286)   (1,648,787)   (1,257,200)
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) before gain on sale of
        investment property . . . . . . . . . . .   (2,262,316)   (3,075,458)   (4,220,283)   (3,681,945)

Gain on sale of investment property . . . . . . .        --        7,598,499         --        7,598,499
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) before extra-
        ordinary item . . . . . . . . . . . . . .   (2,262,316)    4,523,041    (4,220,283)    3,916,554





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       2000          1999          2000          1999
                                                   -----------    ----------   -----------    ----------

Extraordinary item - write-off of
  unamortized deferred financing costs. . . . . .        --         (111,008)        --         (111,008)
Partnership's share of extraordinary
  items from unconsolidated ventures. . . . . . .    2,697,477         --        2,697,477         --
                                                   -----------    ----------    ----------    ----------

      Net earnings (loss) . . . . . . . . . . . .  $   435,161     4,412,033    (1,522,806)    3,805,546
                                                   ===========    ==========    ==========    ==========

      Net earnings (loss) per limited
       partnership interest:
         Earnings (loss) before gain
           on sale of investment property . . . .  $     (4.43)        (7.37)        (9.12)        (8.82)
         Gain on sale of investment property. . .        --            18.77         --            18.77
         Extraordinary item . . . . . . . . . . .         5.47          (.27)         5.47          (.27)
                                                   -----------    ----------    ----------    ----------

         Net earnings (loss). . . . . . . . . . .  $      1.04         11.13         (3.65)         9.68
                                                   ===========    ==========    ==========    ==========

      Cash distributions per limited
        partnership interest. . . . . . . . . . .  $     10.00         --            68.00         --
                                                   ===========    ==========    ==========    ==========












                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (UNAUDITED)



                                            2000           1999
                                        -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . .   $(1,522,806)     3,805,546
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of deferred
      expenses. . . . . . . . . . . .         --           108,415
    Long-term debt - deferred
      accrued interest. . . . . . . .     2,803,449      2,803,449
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      the indemnification agreement .      (134,202)      (201,378)
    Partnership's share of
      operations of unconsolidated
      ventures. . . . . . . . . . . .     1,648,787      1,257,200
    Gain on sale of investment
      property. . . . . . . . . . . .    (2,697,477)    (7,598,499)
    Extraordinary item. . . . . . . .         --           111,008
  Changes in:
    Interest, rents and other
      receivables . . . . . . . . . .        15,319        373,072
    Prepaid expenses. . . . . . . . .         --            19,742
    Escrow deposits . . . . . . . . .         --           352,268
    Accrued rents receivable. . . . .         --            12,349
    Accounts payable and other
      current liabilities . . . . . .       (23,533)      (525,944)
    Due to affiliates . . . . . . . .         --            93,359
    Accrued interest. . . . . . . . .         --          (170,101)
    Accrued real estate taxes . . . .         --          (545,000)
    Tenant security deposits. . . . .         --           (19,919)
                                       ------------    -----------
          Net cash provided by
            (used in) operating
            activities. . . . . . . .        89,537       (124,433)
                                       ------------    -----------
Cash flows from investing
 activities:
  Additions to investment
    properties. . . . . . . . . . . .         --        (1,321,967)
  Partnership's distributions
    from unconsolidated ventures. . .    26,436,064          --
  Partnership's contributions
    to unconsolidated ventures. . . .         --        (4,657,850)
  Cash proceeds from sale of
    investment property . . . . . . .         --        19,407,079
  Payment of deferred expenses, net .         --           (54,867)
                                       ------------    -----------
          Net cash provided by
            (used in) investing
            activities. . . . . . . .    26,436,064     13,372,395
                                       ------------    -----------

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                 STATEMENTS OF CASH FLOWS - CONTINUED



                                            2000           1999
                                        -----------    -----------
Cash flows from financing activities:
  Principal payments on
    long-term debt. . . . . . . . . .         --          (222,033)
  Distributions to General Partners .      (300,424)         --
  Distributions to Limited Partners .   (27,238,463)         --
                                       ------------    -----------
        Net cash provided by
          (used in) financing
          activities. . . . . . . . .   (27,538,887)      (222,033)
                                       ------------    -----------
        Net increase (decrease)
          in cash and cash equi-
          valents . . . . . . . . . .    (1,013,286)    13,025,929
        Cash and cash equivalents,
          beginning of year . . . . .     9,715,669      6,875,849
                                       ------------    -----------
        Cash and cash equivalents,
          end of period . . . . . . .  $  8,702,383     19,901,778
                                       ============    ===========

Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . .  $      --         1,353,286
                                       ============    ===========

  Net distribution in excess
    of recorded investment. . . . . .  $      --          (494,136)
                                       ============    ===========






























            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2000 AND 1999

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

Further, the unconsolidated venture began to record depreciation expense for this property commencing July 1, 1999. However, as discussed below, due to the commencement by the mortgage lender to realize upon its security in the property, the unconsolidated venture reclassified the property as held for sale or disposition as of July 1, 2000.

     The results of operations for the Louis Joliet Mall, which was classified as held for sale or disposition as of December 31, 1996 and sold in July 1999, was $1,209,556 for the nine months ended September 30, 1999.

     In addition, the accompanying financial statements include for the nine month periods ended September 30, 2000 and 1999 operations of $1,048,690 and ($1,257,200), respectively, as the Partnership's share of total property operations of $2,334,481 and ($914,138) of unconsolidated properties which were classified as held for sale or disposition or sold in the past two years.

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 were as follows:

                                                          Unpaid at
                                                         September 30,
                                     2000       1999         2000
                                   --------    -------   -------------
Property management and
  leasing fees. . . . . . . . . .  $   --      267,324         --
Insurance commissions . . . . . .    15,429     31,315         --
Management fees to Corporate
  General Partner . . . . . . . .   500,707      --            --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partner-
  ship and its investment
  properties. . . . . . . . . . .    81,597    165,710        22,400
                                   --------    -------       -------
                                   $597,733    464,349        22,400
                                   ========    =======       =======

     In connection with the distributions of cash flow from operations in February and August 2000, the General Partners received distributions aggregating approximately $134,000 and $167,000, respectively. The Corporate General Partner also received management fees aggregating approximately $223,000 and $278,000 (reflected in the table above) in February and August 2000, respectively.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations, including all unpaid accrued interest, aggregating approximately $1,340,000 were retired.

Such amounts are recorded as distributions received in excess of recorded investment in the accompanying balance sheets.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 is the Partnership's share). However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the obligation to pay such deferred fees was released. As a result, such amounts were written off and are no longer reflected in the unconsolidated venture's balance sheet at September 30, 2000.

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

JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $146,435,000, at September 30, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $3.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to approximately $14.3 million and a portion of the collateral was released to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of Americas property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2000, was approximately $146,435,000.

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

JMB/PIPER

     Occupancy of the building at the end of the third quarter of 2000 was 65%.

     As expected, U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper has executed new long-term leases representing an additional approximately 130,000 square feet. The property manager has been actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space was released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper has not made the required debt service payments under the mortgage loan since June 1, 2000, and is in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender is essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 1999, no such cash flow was generated.

     On a monthly basis, Piper was required to deposit the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow was not sufficient to cover such items or to be applied to the outstanding loan balance in the event of a default. Prior to the execution of the stipulation agreement (discussed below), approximately $339,000 representing property management fees was deposited and approximately $970,000 was withdrawn from the escrow account for certain leasing costs in 2000. The escrow balance as of July 20, 2000 was approximately $5,146,000.

Such balance was applied to the outstanding principal balance of the loan on July 20, 2000, as a result of the default. The manager of the property (which was an affiliate of the Corporate General Partner through November
1994) had agreed to defer receipt of its management fee and receive the payment thereof out of the amount available from the escrow account. As of July 20, 2000, the manager had deferred approximately $5,395,000 ($1,839,000 of which represented deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. However, in conjunction with the appointment of the receiver at the property and the application of the funds in the escrow account to the outstanding loan balance, obligation to pay the deferred fees was released.

As a result, such fees were written off in the third quarter of 2000.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in mid-2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, the year of expected disposition, with no distributable proceeds from such disposition.
However, there can be no assurance that such disposition will be completed within the time frame currently anticipated.

     As JMB/Piper has committed to a plan to sell or dispose of the property, JMB/Piper has reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it is not subject to continued depreciation beyond such date for financial reporting purposes.

JMB/900

     Pursuant to the extension of the mortgage loan and prior to the sale of the property in November 1999, net cash flow (as defined) was paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which were to expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease). During 1999, prior to the sale of the property, approximately $7,934,000 had been deposited into escrow from net cash flow from property operations. The escrow balance at closing of the property sale was approximately $16,083,000. Such escrow was released to Progress Partners upon the sale of the property as discussed below.

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

     On November 2, 1999, JMB/900, through Progress Partners, sold the property for approximately $163,000,000 to an unaffiliated third party. Upon closing, Progress Partners received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations).
The cash received was also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, Progress Partners recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $18,100,000 and $25,600,000, respectively. As is customary in such transactions, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for such representations, warranties, covenants and certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received approximately $1,800,000 as a return of a portion of such amounts placed in escrow, plus interest earned thereon. Progress Partners currently expects that it will receive approximately one-half of the remaining amount once such claim has been settled.

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

LOUIS JOLIET MALL

     On July 30, 1999, the Partnership consummated the sale of the Louis Joliet Mall to BRE/Louis Joliet LLC ("BRE"). The purchase price of the property was $45,400,000. A portion of the purchase price included the assumption of the mortgage loan (approximately $25,200,000) by BRE at the closing of the sale. The Partnership received cash at closing (net of closing costs and before prorations) of approximately $19,400,000. The Partnership recognized a gain of approximately $7,600,000 and $22,000,000 for financial reporting purposes and Federal income tax purposes, respectively. In addition, in connection with the sale of the property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period of January 30, 2000, which expired with no liability to the Partnership.

     As the Partnership had committed to a plan to sell or dispose of the property, Louis Joliet Mall was classified as held for sale or disposition as of December 31, 1996, and therefore had not been subject to continued depreciation beyond such date for financial reporting purposes.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $178,000,000 as of September 30, 2000), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the limited liability company that owns the property, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $14,640,000 at September 30, 2000, is due September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the nine months ended September 30, 2000 and 1999 are as follows:

                                             2000             1999
                                          -----------      ----------

  Total income from properties
    (unconsolidated). . . . . . . . . . . $13,981,019      32,049,387
                                          ===========      ==========

  Operating profit (loss) of ventures . . $ 2,334,481        (914,138)
                                          ===========      ==========

  Partnership's share of
    operating profit (loss) . . . . . . . $ 1,048,690      (1,257,200)
                                          ===========      ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At September 30, 2000, the Partnership had cash and cash equivalents of approximately $8,702,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. The Wells Fargo Center - South Tower investment property is restricted as to the use of excess cash flows by an escrow agreement negotiated pursuant to a loan modification. Amounts held in escrow may be used for payment of tenant improvements and other expenses related to the property. As discussed in more detail in the Notes, a receiver has been appointed for the Piper Jaffray Tower on behalf of the mortgage lender, and cash flow generated by the property is under the control of the receiver. Due to property specific concerns discussed in the Notes, the Partnership does not consider its remaining investment properties to be potential sources of future cash generated from sales or operations.

     The Partnership had budgeted in 2000 approximately $2,848,000 (of which approximately $691,000 has been incurred as of September 30, 2000) for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower. However, as a result of the stipulation agreement (discussed below), the Partnership has no funding obligations for these items. The receiver appointed for the property has assumed responsibility for payment of the costs and expenses of the property out of the cash flow generated from its operations. The Partnership has not budgeted any amounts, and has no funding obligations for its other remaining investment properties.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of distributable sales proceeds and cash flow generated from the operations of Progress Partners.

     In February 2000, the Partnership made a distribution of sales proceeds related to the sales of the 900 Third Avenue office building and the Louis Joliet Mall to the Holders of Interests of approximately $20,040,000 ($50 per interest) and approximately $3,200,000 ($8 per interest) of previously undistributed cash flow generated primarily from the 900 Third Avenue office building. Accordingly, the General Partners were entitled to a distribution of cash flow from operations of approximately $134,000. In connection with such operational cash flow distribution, the Corporate General Partner also received a management fee of approximately $223,000. Additionally, the Partnership made a distribution of cash flow from operations of approximately $4,006,000 ($10 per interest) to the Holders of Interests and $167,000 to the General Partners in August 2000. The General Partners received a management fee of approximately $278,000 in connection with the August 2000 distribution.

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

     In connection with the sale of the 900 Third Avenue Building in November 1999, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for such representations, warranties, covenants and certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received approximately $1,800,000 as a return of a portion of such amounts placed in escrow, plus interest earned thereon. Progress Partners currently expects that it will receive approximately one-half of the remaining amount once such claim has been settled.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290

Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of Americas property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2000, was approximately $146,435,000.

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

     As discussed in the Notes, JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in mid-2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, the year of expected disposition, with no distributable proceeds from such disposition. However, there can be no assurance that such disposition will be completed within the time frame currently anticipated.

     As discussed in the Notes, the Partnership is currently exploring the disposition of its interest in the limited liability company which owns the Wells Fargo Center - South Tower prior to the maturity in 2003 of the loans secured by the property or the Partnership's interest in the limited liability company. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In either event, the Partnership would no longer have an ownership interest in the property, which would result in a significant amount of taxable income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds.

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

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interest over the entire term of the Partnership will be approximately one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower, 237 Park Avenue, 1290 Avenue of the Americas and the Wells Fargo Center - South Tower investment properties have high levels of debt secured by each property and generally provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained which enable the Partnership to retain an ownership interest in these properties, it is unlikely that the Partnership will receive any substantial proceeds from operations or sales of these properties. However, upon disposition of each of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interests, will recognize a substantial amount of taxable income with little or no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant variances between periods are primarily due to the sale of the Louis Joliet Mall on July 30, 1999 and the 900 Third Office Building on November 2, 1999.

     The decrease in the investment in unconsolidated ventures, at equity at September 30, 2000 as compared to December 31, 1999 is primarily due to a distribution of cash of approximately $26,400,000 from JMB/900 to the Partnership in February 2000.

     The decrease in accounts payable at September 30, 2000 as compared to December 31, 1999 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The decrease in the liability investment in unconsolidated ventures, at equity at September 30, 2000 as compared to December 31, 1999 and the increase in Partnership's share of extraordinary items from unconsolidated ventures for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 is primarily due to the write off of certain deferred management fees upon the appointment of the receiver at the Piper Jaffray Tower.

     The increase in long-term debt at September 30, 2000 as compared to December 31, 1999 is primarily due to the interest accrual on the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower.

     The increase in interest income for the nine months ended
September 30, 2000 as compared to the same period in 1999 is primarily due to temporary investment of the cash received from JMB/900. Portions of such funds were distributed to the General Partners and Holders of Interests in late February 2000 and August 2000.

     The other income for the nine months ended September 30, 2000 is the result of the Partnership's share of the proceeds from settlement of the Yerba Buena litigation, as discussed above. Reference is made to the Notes in the accompanying consolidated financial statements for a further discussion of such transaction.

     The decrease in professional services for the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily due to the joint venture reaching an agreement in principle for the settlement of the Yerba Buena litigation during the second quarter of 1999, which resulted in reduced legal fees thereafter. The settlement was completed in February 2000.

     The increase in management fees to Corporate General Partner for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 is due to the distributions of cash flow from operations to the General Partners and the Holders of Interest in February and August 2000. The management fee is based upon a percentage of the distributions of cash flow from operations.

     The increase in general and administrative expenses for the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily due to the payment by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall in July 1999.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. The lower amounts of such reduction for the three and nine months ended September 30, 2000, compared to the same periods of 1999 are primarily due to the release of a portion of the funds held in escrow in connection with the Restructuring in 1999 and a corresponding reduction in the amount of interest earned on the lower escrow balance during 2000.

     The decrease in Partnership's share of operations of unconsolidated ventures for the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily due to lower income generated by the Piper Jaffray Tower as a result of the decrease in occupancy. The increase in Partnership's share of operations of unconsolidated ventures for the three months ended September 30, 2000 as compared to the same period in 1999 is primarily due to the cessation of the recording of depreciation from July 1, 2000 as a result of the property being reclassified as held for sale or disposition as of that date.



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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture has not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their fees in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and the lender was granted certain rights to the title of the property in 2001. Title to the property is currently expected to be transferred to Teachers or its designee in 2001. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owns the Piper Jaffray Tower has not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. As of September 30, 2000 aggregate amounts due to the lender were approximately $100,154,000, including certain default interest. Reference is made to the subsection entitled "JMB/Piper" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated by reference.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2000.

                                                 1999                                2000
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 3. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    89%       89%        89%       91%     92%      65%     65%
 4. Wells Fargo Center
     South Tower
     Los Angeles, California. . .     *         *          *         *       *        *       *

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

             10(a). Stipulation Agreement, dated July 20, 2000 between Teachers Insurance and Annuity Association of America (Plaintiff) and 222
S. Ninth Street Limited Partnership, et al. (Defendants) is hereby filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 10, 2000