Form 10-K405
period 2000-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2001-04-02
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
  ended December 31, 2000             Commission File No. 0-15962



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   9

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  11

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  11


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .  12

Item 6.      Selected Financial Data. . . . . . . . . . .  13

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  15

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  23

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  24

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  54


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  54

Item 11.     Executive Compensation . . . . . . . . . . .  57

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  58

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  59

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  59


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  64

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

     The Partnership has been engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are or have been located throughout the nation and it has had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:


                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois . . . . .       783,000      4/1/84           8/30/93              fee ownership of
                               sq.ft.                                            land and improvements
                               g.l.a.                                            (through joint venture
                                                                                 partnerships)
 2. Brittany Downs
    Apartments
     Phase I and Phase II,
     Thornton (Denver),
     Colorado . . . . .       464 units    8/15/84          1/10/95              fee ownership of land and
                                                                                 improvements
 3. Scottsdale Financial
     Center I
     Scottsdale,
     Arizona. . . . . .       106,800      9/28/84         12/17/93              fee ownership of land and
                               sq.ft.                                            improvements
                               n.r.a.
 4. Scottsdale Financial
     Center II
     Scottsdale,
     Arizona. . . . . .       151,625      9/28/84          10/1/93              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land
 5. 237 Park Avenue
     Building
     New York,
     New York . . . . .      1,140,000     8/14/84          (f)(g)               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships) (c)
 6. 1290 Avenue of the
     Americas Building
     New York,
     New York . . . . .      2,000,000     7/27/84          3/23/01              fee ownership of land and
                               sq.ft.                         (f)                improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)(e)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
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
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (b)(c)





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
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
                               sq.ft.                                            improvements (through
                               n.r.a.                                            limited liability company)
                                                                                 (b)(c)
16. Louis Joliet Mall
     Joliet, Illinois .       305,000      7/31/85          7/30/99              fee ownership of land and
                               sq.ft.                                            improvements (e)
                               g.l.a.
17. Turtle Creek Centre
     Dallas, Texas. . .       296,378      8/30/85          3/7/89               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
18. Yerba Buena West
     Office Building
     San Francisco,
     California . . . .       267,687      8/30/85          6/24/92              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
19. Wilshire Bundy
     Plaza
     Los Angeles,
     California . . . .       284,724      11/7/85          3/27/96              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land




-----------------------
  (a)The computation of this percentage for properties held at December 31, 2000 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b)Reference is made to the Notes filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties.

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


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 2000 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In October 1994, the Affiliated Partners, through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures that owned the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to the 2 Broadway Building was allocated in 1994 to the 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     In 1996, the Affiliated Partners entered into a joint and several obligation to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to approximately $14,300,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released to JMB/NYC. In connection with the purchase of JMB/NYC's indirect interest in The 1290 Partnership (as discussed below), the remaining collateral was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income in the accompanying statements of operations is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, and, in 1999, the agreed upon reduction of the maximum unfunded obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share is approximately $700,000) at closing. Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $2,850,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001, and JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche in the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     On June 1, 2000, the joint venture that owns the Piper Jaffray Tower ceased paying debt service and defaulted on the mortgage loan secured by the property. Reference is made to the Notes for a further description of such transaction. Reference is also made to Item 3 of this annual report for a discussion of the proceeding pursuant to which a receiver was appointed to take control of the property and its operations. Title to the property is expected to be transferred to the lender or its designee in 2001.

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

     The Partnership has no employees.

     All of the remaining investment properties have high levels of debt secured by the property and, in certain instances, by the Partnership's interest in the property. Reference is made to the Notes for a description of such indebtedness. The Partnership does not expect to receive any substantial proceeds from operations or sales of these properties (or the Partnership's interests in the properties). However, upon disposition of each of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interests, will recognize a substantial amount of taxable income with little or no distributable proceeds. In this regard, the Partnership's interest, through JMB/NYC, in 1290 Avenue of the Americas was sold in March 2001, and the Partnership expects that ownership of the Piper Jaffray Tower will transfer to the lender or its designee in 2001. It is also possible that the Partnership's interest in one or both of 237 Park Avenue and Wells Fargo-South Tower may be sold or disposed of during 2001. For Certain Holders of Interest, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 2000 and 1999 for the Partnership's investment properties owned during 2000:

                                                             1999                      2000
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. 237 Park Avenue
     Building
     New York, New York . . .  Advertising/
                               Insurance/Paper/
                               Real Estate
                               Investment             *     *      *      *     *      *     *      *

 2. 1290 Avenue of the
     Americas Building
     New York, New York . . .  Financial Services     *     *      *      *     *      *     *      *

 3. Piper Jaffray Tower
     Minneapolis,
     Minnesota. . . . . . . .  Advertising/
                               Financial Services    89%   89%    89%    91%   92%    65%   65%    82%

 5. Wells Fargo Center -
     South Tower
     Los Angeles,
     California . . . . . . .  Business Infor-
                               mation Systems/
                               School District
                               Administration         *     *      *      *     *      *     *      *

--------------------
     Reference is made Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at certain of the Partnership's investment properties.

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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture has not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their expenses in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and the lender was granted certain rights to the title of the property in 2001. Title to the property is currently expected to be transferred to Teachers or its designee in April 2001. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     The Partnership is not subject to any other material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 2000 and 1999.

                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2000, there were 40,100 record Holders of the 399,991.75 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The mortgage loans secured by the Wells Fargo Center
- South Tower and Piper Jaffray Tower investment properties restrict the use of the cash flows from those properties generally to the payment of expenses for those properties, as discussed more fully in the Notes. Since July 2000, a receiver has had control of Piper Jaffray Tower and its operations for the benefit of the mortgage lender. In addition, the purchase money note issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties requires that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase money note. It is not expected that any significant distributions will be made to the Holders of Interests.


ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                            (A LIMITED PARTNERSHIP)

                                 DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               2000          1999          1998          1997           1996
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $  1,578,165     5,569,474     9,772,720    11,393,348    11,830,330
                           ============   ===========   ===========   ===========   ===========
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties. .  $ (2,440,009)      915,476    (1,838,405)    8,080,035   152,923,409
Gains (losses) on sale of
 the Partnership's interest
 in unconsolidated venture,
 sale of investment
 properties by uncon-
 solidated venture or on
 sale or disposition of
 investment properties  .         --       25,689,423     2,594,828         --        2,928,068
Extraordinary items . . .         --       (2,105,391)        --            --       23,622,011
Cumulative effect of an
 accounting change. . . .         --            --            --            --      (16,000,000)
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $ (2,440,009)   24,499,508       756,423     8,080,035   163,473,488
                           ============   ===========   ===========   ===========   ===========




                               2000          1999          1998          1997          1996
                          ------------- -------------   -----------  ------------  ------------
Net earnings (loss) per
 Interest (b):
   Earnings (loss) before
    gains on sale or
    disposition of invest-
    ment properties . . .  $      (5.86)         2.19         (4.40)        19.35        366.18
   Gains (losses) on sale
    of the Partnership's
    interest in uncon-
    solidated venture,
    sale of investment
    properties by
    unconsolidated
    ventures or on sale
    or disposition
    of investment
    properties. . . . . .         --            63.45          6.41         --             7.23
   Extraordinary items. .         --            (5.20)        --            --            58.33
   Cumulative effect of
    an accounting
    change. . . . . . . .         --            --            --            --           (38.31)
                           ------------   -----------   -----------   -----------   -----------
Net earnings (loss) . . .  $      (5.86)        60.44          2.01         19.35        393.43
                           ============   ===========   ===========   ===========   ===========

Total assets. . . . . . .  $  9,765,074    37,066,670    48,869,476    63,829,469    60,002,966
Long-term debt. . . . . .  $ 37,562,558    33,824,625    55,119,460    51,768,623    48,359,317
Cash distributions
  per Interest (c). . . .  $      68.00         30.00         45.00         --            --
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

     At December 31, 2000, the Partnership had cash and cash equivalents of approximately $8,599,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. In addition, the Partnership expects to receive from JMB/900 approximately $900,000 as its share of remaining proceeds from the operations of the 900 Third Avenue Building. The Piper Jaffray and Wells Fargo Center - South Tower investment properties are restricted as to their use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and other expenses related to the particular property. Due to property specific concerns discussed below, the Partnership considers its remaining investment properties not to be potential sources of future cash generated from sales or operations. A receiver was appointed for the Piper Jaffray Tower in July 2000.

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

     As discussed below, in conjunction with the appointment of a receiver for the Piper Jaffray Tower in July 2000, the obligation to pay deferred management and leasing fees for that property (of which approximately $919,500 was the Partnership's share payable to an affiliate of the General Partners) was released.

     The Partnership has not budgeted any amounts for its share of tenant improvements and other capital expenditures as it has no funding obligations for its remaining investment properties.

     Reference is made to the Partnership's property specific discussions below regarding the potential source of liquidity from the Partnership's remaining investment properties.

     Piper Jaffray Tower

     Occupancy of the building at the end of the fourth quarter of 2000 was 82%.

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper has executed new long-term leases representing an additional approximately 170,000 square feet. The property manager has been actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space had been released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper has not made the required debt service payments under the mortgage loan since June 1, 2000, and is in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to the default), 1999 and 1998, no such cash flow was generated. As of December 31, 2000, aggregate amounts due to the lender were approximately $107,100,000, including certain default interest.

     On a monthly basis, Piper was required to deposit the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow was not sufficient to cover such items or to be applied to the outstanding loan balance in the event of a default. Prior to the execution of the stipulation agreement (discussed below), approximately $339,000 and $610,000 representing property management fees was deposited and approximately $970,000 and $260,000 was withdrawn from the escrow account for certain leasing costs in 2000 and 1999, respectively. The escrow balance as of July 20, 2000 was approximately $5,146,000. Such balance was applied to the outstanding principal balance of the loan on July 20, 2000, as a result of the default. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its management fee and receive the payment thereof out of the amount available from the escrow account, if any. As of July 20, 2000, the manager had deferred approximately $5,395,000 ($1,839,000 of which represented deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. However, in conjunction with the appointment of the receiver at the property and the application of the funds in the escrow account to the outstanding loan balance, the obligation to pay the deferred fees was released. As a result, the liability for such fees was written off in the third quarter of 2000.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in April 2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, with no distributable proceeds from such disposition. However, there can be no assurance that such disposition will be completed within the time frame currently anticipated.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower had not, as of June 30, 1999 resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999. However, as a result of the default discussed above, JMB/Piper has reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it is not subject to continued depreciation beyond such date for financial reporting purposes.


     Wells Fargo Center - South Tower

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years. The Partnership expects that the competitive market conditions in Downtown Los Angeles will continue to have an adverse affect on the building through lower effective rental rates achieved on re-leasing of existing space which expires or is given back over the next several years. In addition, new leases have required and are expected to require substantial expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the next several years.

     During 1996, the Partnership, the joint venture, and the lenders reached an agreement to modify the mortgage note and the promissory note secured by the Partnership's interest in the property. In conjunction with the note modifications, the Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed, and the Partnership's share of losses in 2000 and 1999 of approximately $1,660,000 and $1,938,000, respectively, were not recognized.

The Partnership's 1998 share of income for financial reporting purposes (approximately $267,000) has not been recognized as such income amount is not considered realizable. Since the terms of the modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the "Wells Fargo Center - South Tower" in the Notes for a further description of these events.

     The lender has had discussions with the Partnership regarding the lender's rights to realize upon its security under the loan agreement secured by the Partnership's interest in the limited liability company. Accordingly, the lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001, which would trigger significant gain with no realizable proceeds. Such loan and the loan secured by the property are scheduled to mature in 2003.

     JMB/NYC

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share is approximately $700,000) at closing. Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $2,850,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring, the maximum potential obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. In connection with the purchase of JMB/NYC's indirect interest in the 1290 Partnership, the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $2,850,000) was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     900 Third Avenue Building

     In March 1999, JMB/900 settled various claims and acquired the interests of the FDIC and the unaffiliated venture partners in Progress Partners, which owned the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $4,600,000) of the $13,800,000 to JMB/900 to effect these transactions. The remaining amount was paid at the sale of the property as discussed below.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash of approximately $62,300,000 (net of closing costs but before prorations). The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal Income tax purposes. The Partnership's share of such items is approximately $18,100,000 and $25,600,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account as security for such representations, warranties, covenants and certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received only a portion, approximately $1,800,000, of such amount placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001.

     Yerba Buena Office Building

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

     The Partnership's and its ventures' obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the indebtedness. The Partnership also does not intend to commit additional funds to either Wells Fargo Center - South Tower or the Piper Jaffray Tower.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interest over the entire term of the Partnership will be approximately one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. All of the remaining investment properties have high levels of debt secured by the property and, in certain instances, by the Partnership's interest in the property. Reference is made to the Notes for a description of such indebtedness. The Partnership does not expect to receive any substantial proceeds from operations or sales of these properties (or the Partnership's interests in the properties). However, upon disposition of each of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interests, will recognize a substantial amount of taxable income with little or no distributable proceeds. In this regard, the Partnership's interest, through JMB/NYC, in 1290 Avenue of the Americas was sold in March 2001, and the Partnership expects that ownership of the Piper Jaffray Tower will transfer to the lender or its designee in 2001. It is also possible that the Partnership's interest in one or both of 237 Park Avenue and Wells Fargo-South Tower may be sold or disposed of during 2001. For Certain Holders of Interest, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     RESULTS OF OPERATIONS

     At December 31, 2000, 1999 and 1998, the Partnership owned interests in four, four and six investment properties, respectively, all of which were operating.

     Significant variances between periods reflected in the accompanying financial statements not otherwise reported are primarily the result of the sale of the Louis Joliet Mall in July 1999, the 900 Third Avenue office building in November 1999 and the sale of the Partnership's interest in the 1090 Vermont Venture in May 1998.

     The decrease in the investment in unconsolidated ventures, at equity at December 31, 2000 as compared to December 31, 1999 is primarily due to a distribution of cash of approximately $26,400,000 from JMB/900 to the Partnership in February 2000. Substantially all of the asset at December 31, 2000 represents the Partnership's share of cash and other current assets at JMB/900, which is expected to be distributed to the Partnership in 2001.

     The decrease in the liability investment in unconsolidated ventures, at equity at December 31, 2000 as compared to December 31, 1999 and the related increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the cessation of the recording of depreciation from July 1, 2000 as a result of the Piper Jaffray Tower being reclassified as held for sale or disposition as of that date.
Additionally, the increase is also due to the write off of certain deferred management and leasing fees upon the appointment of the receiver at the Piper Jaffray Tower.

     The increase in long-term debt at December 31, 2000 as compared to December 31, 1999 is primarily due to the interest accrual on the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower.

     The increase in interest income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to temporary investment of the cash received from JMB/900. Portions of such funds were distributed to the General Partners and Holders of Interests in late February 2000 and August 2000. The decrease in interest income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to a decrease in average cash balances due to the distributions of sales proceeds and previously undistributed cash flow from operations to the General Partners and the Holders of Interests in 1999 and 1998.

     The dividend income for the year ended December 31, 1999 is due to dividends paid by Carlyle Investors, Inc. and Carlyle Managers, Inc. to the Partnership (as a shareholder to both corporations) as a result of amounts distributed by JMB/NYC related to the escrow refund discussed above.

      The other income for the year ended December 31, 2000 is the result of the Partnership's share of the proceeds from settlement of the Yerba Buena litigation. Other income for the year ended December 31, 1998 is due to the sale of stock in 1998 that was received in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard venture (sold in August 1993).

     The decrease in professional services for the year ended December 31, 2000 as compared to the years ended December 31, 1999 and 1998 is primarily due to the joint venture reaching an agreement in principle for the settlement of the Yerba Buena litigation during the second quarter of 1999, which resulted in reduced legal fees thereafter. The settlement was completed in February 2000.

     The management fees to Corporate General Partner for the years ended December 31, 2000 and 1998 are the result of operating distributions made in 2000 and 1998.

     The increase in general and administrative expenses for the year ended December 31, 2000 as compared to the years ended December 31, 1999 and 1998 is primarily due to the payment by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall in July 1999.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1999 of $5,618,040 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the Restructuring and interest earned during 1999 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The lower amounts of such reduction for the years ended December 31, 2000 and 1998, compared to the year ended
December 31, 1999 are primarily due to the release of a portion of the funds held in escrow in connection with the Restructuring in 1999 and a corresponding reduction in the amount of interest earned on the lower escrow balance during 2000.

     The decrease in Partnership's share of operations from unconsolidated venture for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to the allocation of additional losses to the Partnership because the Piper Jaffray Tower was no longer classified as held for sale, an adjustment was made to record depreciation from prior periods and the commencement of continued depreciation. This amount is partially offset by the decrease in assessed value of the Piper Jaffray Tower, which resulted in lower real estate tax expense being incurred by the property, and additional income being allocated to the Partnership as a result of JMB/900 purchasing the interests of the FDIC and unaffiliated venture partners in Progress Partners, prior to the sale of the building in November 1999.

     The gain on sale of interest in unconsolidated venture for the year ended December 31, 1998 is due to the sale of the Partnership's interest in the 1090 Vermont venture in May 1998.

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




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the long-term debt of the Partnership's remaining investment properties bears interest at a fixed rate and generally is due to be retired upon transfer of property to the lender in satisfaction of the indebtedness or is to mature subsequent to the Partnership's expected liquidation and termination date, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)


                                 INDEX


Independent Auditors' Report

Balance Sheets, December 31, 2000 and 1999

Statements of Operations, years ended December 31, 2000, 1999 and 1998

Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 2000, 1999 and 1998

Statements of Cash Flows, years ended December 31, 2000, 1999 and 1998

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.











                                         KPMG LLP


Chicago, Illinois
March 25, 2001

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 2000 AND 1999

                                                   ASSETS
                                                   ------
                                                                            2000              1999
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  8,599,183        9,715,669
  Interest, rents and other receivables . . . . . . . . . . . . . . .         59,586           73,526
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .      8,658,769        9,789,195
                                                                        ------------     ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .        895,930       27,067,100
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        210,375          210,375
                                                                        ------------     ------------

                                                                        $  9,765,074       37,066,670
                                                                        ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2000              1999
                                                                        ------------     ------------
Current liabilities:
  Accounts payable and other current liabilities. . . . . . . . . . .   $     46,036           61,922
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .         46,036           61,922

Investment in unconsolidated ventures, at equity. . . . . . . . . . .      7,579,733        8,445,544
Partnership's share of the maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . . . . . . . . . . .      4,272,948        4,451,884
Distribution received in excess of recorded investment, net . . . . .      1,322,572        1,322,572
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     37,562,558       33,824,625
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     50,783,847       48,106,547

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (14,894,586)     (14,796,986)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (2,117,798)      (1,817,374)
                                                                        ------------     ------------
                                                                         (17,011,384)     (16,613,360)
                                                                        ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .    351,746,836      351,746,836
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .   (274,277,947)    (271,935,538)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .   (101,476,278)     (74,237,815)
                                                                        ------------     ------------
                                                                         (24,007,389)       5,573,483
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .    (41,018,773)     (11,039,877)
                                                                        ------------     ------------
                                                                        $  9,765,074       36,066,670
                                                                        ============     ============



                               See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                           2000             1999            1998
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .  $      --             5,016,736       8,617,055
  Interest income . . . . . . . . . . . . . . . . .         701,645          511,225         969,623
  Dividend income . . . . . . . . . . . . . . . . .           --              41,513           --
  Other income. . . . . . . . . . . . . . . . . . .         876,520            --            186,042
                                                       ------------     ------------    ------------
                                                          1,578,165        5,569,474       9,772,720
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       3,737,933        4,961,947       5,866,362
  Property operating expenses . . . . . . . . . . .           --           2,629,214       4,289,800
  Professional services . . . . . . . . . . . . . .         371,338          601,919         774,037
  Amortization of deferred expenses . . . . . . . .           --             108,415         186,521
  Management fees to Corporate General Partner. . .         500,707            --            835,063
  General and administrative. . . . . . . . . . . .         717,838          683,740         686,594
                                                       ------------     ------------    ------------
                                                          5,327,816        8,985,235      12,638,377
                                                       ------------     ------------    ------------
                                                         (3,749,651)      (3,415,761)     (2,865,657)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . .         178,936        5,618,040         268,504
Partnership's share of  operations of unconsolidated
  ventures  . . . . . . . . . . . . . . . . . . . .       1,130,706       (1,286,803)        758,748
                                                       ------------     ------------    ------------

    Earnings (loss) before gain on sale
      of investment properties. . . . . . . . . . .      (2,440,009)         915,476      (1,838,405)
Gain on sale of interest in unconsolidated venture.           --               --          2,594,828
Partnership's share of gains on sale of investment
  property by unconsolidated venture. . . . . . . .           --          18,090,924           --
Gain on sales of investment property. . . . . . . .           --           7,598,499           --
                                                       ------------     ------------    ------------
    Earnings (loss) before
      extraordinary items . . . . . . . . . . . . .      (2,440,009)      26,604,899         756,423




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                           2000             1999            1998
                                                       ------------     ------------    ------------
Extraordinary item - write-off of unamortized
  deferred financing costs. . . . . . . . . . . . .           --            (111,008)          --
Partnership's share of extraordinary items
  from unconsolidated venture . . . . . . . . . . .           --          (1,994,383)          --
                                                       ------------     ------------    ------------
    Net earnings (loss) . . . . . . . . . . . . . .    $ (2,440,009)      24,499,508         756,423
                                                       ============     ============    ============
    Net earnings (loss) per limited
      partnership interest:
        Earnings (loss) before gains on sale of
          investment properties . . . . . . . . . .    $      (5.86)            2.19           (4.40)
        Gain on sale of interest in unconsolidated
          venture . . . . . . . . . . . . . . . . .           --               --               6.41
        Partnership's share of gains on sale of
          investment property by unconsolidated
          venture . . . . . . . . . . . . . . . . .           --               44.68           --
        Gains on sale of investment property. . . .           --               18.77           --
        Extraordinary items . . . . . . . . . . . .           --               (5.20)          --
                                                       ------------     ------------    ------------
        Net earnings (loss) . . . . . . . . . . . .    $      (5.86)           60.44            2.01
                                                       ============     ============    ============


















                               See accompanying notes to financial statements.

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                          NET                                    NET OF       NET
            CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS       CASH
            BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
            -------   ---------- -------------   -----------  -----------  ----------  ------------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1997 . . . .$1,000  (15,021,857)  (1,316,336)  (16,337,193) 351,746,836 (296,966,598)  (44,176,028)  10,604,210

Cash dis-
 tributions
 $45 per
 limited
 Partnership.  --          --        (501,038)     (501,038)       --           --      (18,037,368) (18,037,368)
Net earnings
 (loss) . . .  --        (47,588)       --          (47,588)       --         804,011         --         804,011
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 1998 . . . . 1,000  (15,069,445)  (1,817,374)  (16,885,819) 351,746,836 (296,162,587)  (62,213,396)  (6,629,147)

Cash dis-
 tributions
 $30 per
 limited
 Partnership.  --          --           --            --           --           --      (12,024,419) (12,024,419)
Net earnings
 (loss) . . .  --        272,459        --          272,459        --      24,227,049         --      24,227,049
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                             GENERAL PARTNERS                                       LIMITED PARTNERS
              --------------------------------------------------    ---------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                          NET                                    NET OF       NET
            CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS       CASH
            BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
            -------   ---------- -------------   -----------  -----------  ----------  ------------- ------------

Balance
 (deficits)
 Decem-
 ber 31,
 1999 . . . . 1,000  (14,796,986)  (1,817,374)  (16,613,360) 351,746,836 (271,935,538)  (74,237,815)   5,573,483

Cash dis-
 tributions
 $68 per
 limited
 Partnership.  --          --        (300,424)     (300,424)       --           --      (27,238,463) (27,238,463)
Net earnings
 (loss) . . .  --        (97,600)       --          (97,600)       --      (2,342,409)        --      (2,342,409)
             ------  -----------   ----------   -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 Decem-
 ber 31,
 2000 . . . .$1,000  (14,894,586)  (2,117,798)  (17,011,384) 351,746,836 (274,277,947) (101,476,278) (24,007,389)
             ======  ===========   ==========   ===========  =========== ============   =========== ============











                                 See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            2000            1999            1998
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ (2,440,009)      24,499,508         756,423
  Items not requiring (providing) cash or
    cash equivalents:
      Amortization of deferred expenses . . . . . .           --             108,415         186,521
      Long-term debt - deferred accrued interest. .       3,737,933        3,737,932       3,737,933
      Partnership's share of the reduction of the
        maximum unfunded obligation under the
        indemnification agreement . . . . . . . . .        (178,936)      (5,618,040)       (268,504)
      Partnership's share of operations of
        unconsolidated ventures . . . . . . . . . .      (1,130,706)       1,286,803        (758,748)
      Gain on sale of interest in unconsolidated
        venture . . . . . . . . . . . . . . . . . .           --               --         (2,594,828)
      Partnership's share of gain (loss) on
        sale of investment property by
        unconsolidated venture. . . . . . . . . . .           --         (18,090,924)          --
      Gain on sale of investment property . . . . .           --          (7,598,499)          --
      Extraordinary items . . . . . . . . . . . . .           --           2,105,391           --
  Changes in:
    Interest, rents and other receivables . . . . .          13,940          612,464        (432,921)
    Prepaid expenses. . . . . . . . . . . . . . . .           --              25,860           --
    Escrow deposits . . . . . . . . . . . . . . . .           --             352,268         (60,158)
    Accrued rents receivable. . . . . . . . . . . .           --              12,350         (11,607)
    Accounts payable. . . . . . . . . . . . . . . .         (15,885)        (784,812)       (550,371)
    Accrued interest. . . . . . . . . . . . . . . .           --            (170,101)         (2,391)
    Accrued real estate taxes . . . . . . . . . . .           --            (545,000)        (48,054)
    Tenant security deposits. . . . . . . . . . . .           --             (19,919)          2,750
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         (13,663)         (86,304)        (43,955)
                                                       ------------      -----------     -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                            2000             1999            1998
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . .           --          (1,321,967)       (439,695)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .      26,436,064        2,068,706         584,492
  Cash proceeds from sale of investment
    properties or interest in unconsolidated
    venture . . . . . . . . . . . . . . . . . . . .           --          19,407,079       4,725,409
  Partnership's advance to affiliated entity. . . .           --            (210,375)          --
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --          (4,716,000)       (146,241)
  Refund (payment) of deferred expenses, net. . . .           --             (54,867)         39,615
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      26,436,064       15,172,576       4,763,580
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .           --            (222,033)       (357,323)
  Distributions to general partners . . . . . . . .        (300,424)           --           (501,038)
  Distributions to limited partners . . . . . . . .     (27,238,463)     (12,024,419)    (18,037,368)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (27,538,887)     (12,246,452)    (18,895,729)
                                                       ------------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      (1,116,486)       2,839,820     (14,176,104)

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       9,715,669        6,875,849      21,051,953
                                                       ------------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  8,599,183        9,715,669       6,875,849
                                                       ============      ===========     ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED

                                                           2000              1999            1998
                                                       ------------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $      --           1,394,116       2,130,820
                                                       ============      ===========     ===========
  Non-cash investing and financing activities:
    Sale of interest in unconsolidated venture:
      Gain on sale of interest in unconsolidated
        venture . . . . . . . . . . . . . . . . . .    $      --               --          2,594,828
      Basis in unconsolidated venture . . . . . . .           --               --          2,130,581
                                                       ------------      -----------     -----------
          Cash proceeds from sale of interest in uncon-
           solidated venture. . . . . . . . . . . .    $      --               --          4,725,409
                                                       ============      ===========     ===========
      Sale of investment property:
      Total sale proceeds, net of selling expenses.    $      --          44,604,909           --
      Assumption of mortgages payable . . . . . . .           --         (25,197,830)          --
                                                       ------------      -----------     -----------
      Cash proceeds from sale of investment
        property, net of selling expenses . . . . .    $      --          19,407,079           --
                                                       ============      ===========     ===========

      Net distribution in excess of recorded
        investment. . . . . . . . . . . . . . . . .    $      --          (1,322,572)          --
                                                       ============      ===========     ===========


















                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2000, 1999 AND 1998


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership has held (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities have consisted of rentals to a wide variety of commercial companies, and the ultimate sale or disposition of such real estate.

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

     The Partnership holds an approximate indirect 50% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owned an indirect interest in the 1290 Avenue of the Americas property. Due to the Restructuring in November 1999, JMB/NYC owns an indirect interest in the partnership that owns 237 Park Avenue and certain other investments (JMB/NYC's investment is significantly less than 1% of such partnership).

     As of October 10, 1996 ("Effective Date"), the Partnership discontinued the application of the equity method of accounting for the indirect interests in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2000 and 1999 is summarized as follows:


                                                    2000                              1999
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      ----------       ------------     ----------

Total assets. . . . . . . . . . . .   $  9,765,074       58,966,792       37,066,670      86,987,618

Partners' capital accounts
  (deficits):
    General partners. . . . . . . .    (17,011,384)     (13,133,025)     (16,613,360)    (12,921,196)
    Limited partners. . . . . . . .    (24,007,389)    (164,140,219)       5,573,483    (139,028,125)

Net earnings (loss):
    General partners. . . . . . . .        (97,600)          88,598          272,459       2,563,328
    Limited partners. . . . . . . .     (2,342,409)       2,126,365       24,227,049      44,288,916

Net earnings (loss)
  per limited
  partnership interest. . . . . . .          (5.86)            5.32            60.44          110.50
                                      ============     ============      ===========    =============


     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year (399,991.75 at 2000 and 400,813.98192 at 1999). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain to the General Partners and Holders of Interests for financial reporting and Federal income tax purposes. Reference is made to the Notes for a discussion of the allocations of profits and losses.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $8,555,000 and $9,450,000 at December 31, 2000 and 1999, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers. Fifteen properties have been sold or disposed of by the Partnership as of December 31, 2000. All of the properties owned at December 31, 2000 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs and net of value impairment adjustments.

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

     The results of operations for the Louis Joliet Mall, which was classified as held for sale or disposition as of December 31, 1996 and sold in July 1999, were net income of $0, $1,169,860 and $2,253,874, respectively, for the years ended December 31, 2000, 1999 and 1998.

     In addition, the accompanying financial statements include income
(loss) of $1,130,706, $1,622,491 and $1,003,063, respectively, of the
Partnership's share of total property operations of $2,501,377, $5,210,110 and $2,709,088 of unconsolidated properties held for sale or disposition as of December 31, 2000 or sold or disposed of in the past three years.

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

     Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 2000 is a party to five operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $146,000,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to certain of the ventures. The five joint venture agreements (JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates. These five joint ventures have entered into a total of six property joint venture agreements.

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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC; and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements. In connection with the purchase of JMB/NYC's indirect interest in the 1290 Partnership (as discussed below), the remaining collateral was released to JMB/NYC in late March 2001.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share is approximately $700,000). Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $2,850,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below. As expected, JMB/NYC does not have funds to pay the Purchase Note. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

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

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $168,000,000 and $147,000,000 at December 31, 2000 and 1999, respectively.

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper has executed new long-term leases representing an additional approximately 170,000 square feet. The property manager has been actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space had been released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper has not made the required debt service payments under the mortgage loan since June 1, 2000, and is in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to the default), 1999 and 1998, no such cash flow was generated. As of December 31, 2000, aggregate amounts due to the lender were approximately $107,100,000, including certain default interest.

     On a monthly basis, Piper was required to deposit the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow was not sufficient to cover such items or to be applied to the outstanding loan balance in the event of a default. Prior to the execution of the stipulation agreement (discussed below), approximately $339,000 and $610,000 representing property management fees was deposited and approximately $970,000 and $260,000 was withdrawn from the escrow account for certain leasing costs in 2000 and 1999, respectively. The escrow balance as of July 20, 2000 was approximately $5,146,000. Such balance was applied to the outstanding principal balance of the loan on July 20, 2000, as a result of the default. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its management fee and receive the payment thereof out of the amount available from the escrow account, if any. As of July 20, 2000, the manager had deferred approximately $5,395,000 ($1,839,000 of which represented deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. However, in conjunction with the appointment of the receiver at the property and the application of the funds in the escrow account to the outstanding loan balance, the obligation to pay the deferred fees was released. As a result, such fees were written off in the third quarter of 2000.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in April 2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, with no distributable proceeds from such disposition. However, there can be no assurance that such disposition will be completed within the time frame currently anticipated.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were generally allocated 71% to the JMB/Piper and 29% to the venture partners during 2000, 1999 and 1998.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans are to be repaid out of net proceeds. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. The balance of the note receivable as of December 31, 2000 is $163,567. It is currently expected that the lender will assume such note upon the transfer of property to the lender in April 2001.

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

     Pursuant to the extension of the mortgage loan, prior to the sale of the property in November 1999, net cash flow (as defined) was paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expired in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease). The escrow balance at closing of the property sale was approximately $16,083,000, which was released to Progress Partners upon the sale of the property discussed below.

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

     In March 1999, JMB/900 entered into a settlement agreement ("Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building. The Settlement Agreement generally provided for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, certain litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations).
The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $18,100,000 and $25,600,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account as security for such representations, warranties, covenants and certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received only a portion, approximately $1,800,000, of such amount placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building. The Partnership's share of cash remaining at the venture at December 31, 2000 (approximately $900,000) is expected to be distributed to the Partnership in 2001.

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

     The terms of the original South Tower partnership agreement generally provided that the Partnership and Affiliated Partner's aggregate share of the South Tower's annual cash flow, net sale or refinancing proceeds, and profits and losses be distributed or allocated to the Partnership and the Affiliated Partner in proportion to their aggregate capital contributions.

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

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds were to be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner received the amount of any deficiency in their preferred return described above plus an amount equal to their "Disposition Preference" (which, in general, begins at $120,000,000 and increased annually by $8,000,000 to a maximum of $200,000,000). Any remaining net sale or refinancing proceeds were to be distributed 49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     In the fourth quarter of 1996, South Tower reached an agreement with its lender to modify the mortgage note secured by the property, and the Partnership reached an agreement with its lender to modify the promissory note secured by the Partnership's interest in South Tower. In conjunction with the note modifications, South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $5,712,902 have been reversed, and the Partnership's share of losses in 2000 and 1999 of approximately $1,660,000 and $1,938,000, respectively, were not recognized. The Partnership's share of income for financial reporting purposes (approximately $267,000 in 1998) has not been recognized as such income amount is not considered realizable.

     The mortgage note secured by the property (with a balance, including accrued interest, of approximately $181,000,000 as of December 31, 2000), as extended, bears interest at 10% per annum and matures in September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $15,575,000 at December 31, 2000, is due September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company to the Partnership from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     The lender has had discussions with the Partnership regarding the lender's rights to realize upon its security under the loan agreement secured by the Partnership's interest in the limited liability company. Accordingly, the lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001, which would trigger significant gain with no realizable proceeds.

     LOUIS JOLIET MALL

     On July 30, 1999, the Partnership sold the Louis Joliet Mall to BRE/Louis Joliet LLC ("BRE"). The purchase price of the property was $45,400,000. A portion of the purchase price was the assumption of the mortgage loan (approximately $25,200,000) by BRE at the closing of the sale. The Partnership received cash at closing (net of closing costs and before prorations) of approximately $19,400,000. The Partnership recognized a gain of approximately $7,600,000 and $22,000,000 for financial reporting purposes and Federal income tax purposes, respectively. In addition, in connection with the sale of the property and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expired on January 30, 2000 with no liability to the Partnership.

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

     YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, the joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the dispute. Simultaneously, the joint venture paid to its limited partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of the settlement proceeds and cash held at the joint venture was approximately $876,000, which the Partnership received and reported as other income in the second quarter of 2000.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2000 and
1999:
                                               2000           1999
                                            -----------    ----------
17% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003.   $37,562,558    33,824,625
                                            -----------   -----------
          Total debt. . . . . . . . . . .    37,562,558    33,824,625
          Less current portion
            of long-term debt . . . . . .         --            --
                                            -----------   -----------

          Total long-term debt. . . . . .   $37,562,558    33,824,625
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

     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Holders of Interests have received (i) cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the net sale or refinancing proceeds previously distributed, equal a 6% annual non-compounded return on the Holders' average capital investment for each year (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive over the remaining term of the Partnership, distributions to the levels described above. The General Partners have received $121,527 of sale proceeds as of December 31, 2000 representing a portion of their 1% share of total sale distributions made, which will be required to be returned before termination of the Partnership.

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

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $0, $341,382 and $649,035 for the years ended December 31, 2000, 1999 and 1998, respectively.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2000, 1999 and 1998 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                          2000       1999       1998       2000
                        --------  ---------   --------  ------------
Property management
 and leasing fees . .   $   --      205,934    309,167       --
Insurance commissions      7,641     24,269     32,729       --
Management fees to
 Corporate General
 Partner. . . . . . .    500,707      --       835,063       --
Reimbursement (at cost)
 for accounting
 services . . . . . .     23,464      2,759     16,392      6,179
Reimbursement (at cost)
 for portfolio
 management services.     58,434    128,487    115,808      6,241
Reimbursement (at cost)
 for legal services .     21,415     29,093     20,399      5,490
Reimbursement (at cost)
 for administrative
 charges and other out-
 of-pocket expenses .        149      1,057      1,616       --
                        --------  ---------  ---------    -------
                        $611,810    391,599  1,331,174     17,910
                        ========  =========  =========    =======

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

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $1,340,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying 2000 and 1999 balance sheets.

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

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 was the Partnership's share) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrow funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are no longer reflected in the unconsolidated venture's balance sheet at December 31, 2000.

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/Piper, JMB/Piper II, JMB/900, Wells Fargo Center - South Tower and their unconsolidated ventures as of and for the years ended December 31, 2000 and 1999 is presented below.
                                        2000            1999
                                   --------------  --------------

Current assets. . . . . . . . . .  $   12,385,767      90,755,095
Current liabilities . . . . . . .     (17,413,504)    (15,062,907)
                                   --------------  --------------
    Working capital (deficit) . .      (5,027,737)     75,692,188
                                   --------------  --------------

Investment properties, net. . . .     211,915,769     214,368,430
Other assets. . . . . . . . . . .      41,165,198      37,627,916
Other liabilities . . . . . . . .        (204,699)        (17,392)
Long-term debt. . . . . . . . . .    (279,181,093)   (275,359,348)
                                   --------------  --------------
    Partners' capital (deficit) .  $  (31,322,562)     52,311,794
                                   ==============  ==============

                                        2000            1999
                                   --------------  --------------
Represented by:
  Invested capital. . . . . . . .  $  337,361,524     337,361,524
  Cumulative distributions. . . .    (187,119,528)   (107,828,408)
  Cumulative income (losses). . .    (181,574,558)   (177,221,322)
                                   --------------  --------------
                                   $  (33,332,562)     52,311,794
                                   ==============  ==============

Total income. . . . . . . . . . .  $   52,097,842     117,990,424
                                   ==============  ==============

Expenses applicable to
  operating income. . . . . . . .  $   56,451,078      82,002,789
                                   ==============  ==============

Net income (loss) . . . . . . . .  $   (4,353,236)     35,987,635
                                   ==============  ==============

     Total income and net income (loss) for 2000 includes income of $5,394,954 related to the write off of deferred property management fees at the Piper Jaffray Tower.

     Total income and net income for 1999 includes a gain on sale of investment property of $54,324,230 partially offset by extraordinary items of $5,983,746 related to the sale of the 900 Third Avenue Office Building in November 1999.

     Total income, expenses related to operating income and net income for the above mentioned ventures for the year ended December 31, 1998 were $88,489,716, $81,089,234 and $7,400,482.

     During 1996, as a result of the restructuring at Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differs from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's share of losses (approximately $1,660,000 and $1,938,000) was not recognized in 2000 and 1999, respectively. The 1998 share of income from Wells Fargo Center - South Tower (approximately $267,000) has not been recognized as such income amount is not considered realizable.


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2000
                      -----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                        ----------- ---------- ----------  ----------
Total income. . . . . . $   198,704  1,055,223    184,487     139,751
                        =========== ========== ==========  ==========

Earnings (loss) before
  extraordinary items . $(1,540,840)  (417,127)   435,161    (917,203)
                        ----------- ---------- ----------  ----------
Net earnings (loss) . . $(1,540,840)  (417,127)   435,161    (917,203)
                        =========== ========== ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   extraordinary items. $     (3.69)     (1.00)      1.04       (2.21)
                        ----------- ---------- ----------  ----------
      Net earnings
       (loss) . . . . . $     (3.69)     (1.00)      1.04       (2.21)
                        =========== ========== ==========  ==========

                                            1999
                      -----------------------------------------------
                          At 3/31    At 6/30    At 9/30     At 12/31
                        ----------- ---------- ----------  ----------
Total income. . . . . . $ 2,507,680  2,140,771    637,398     283,625
                        =========== ========== ==========  ==========
Earnings (loss) before
 gain (losses) on sale
 of investment property
 or sale of investment
 property by uncon-
 solidated venture and
 extraordinary item . . $  (533,589)   (72,898)(3,075,458)  4,597,421
Gains (losses) on sale
 of investment property
 or sale of investment
 property by uncon-
 solidated venture. . .       --         --     7,598,499  18,090,924
Extraordinary item. . .       --         --      (111,008) (1,994,383)
                        ----------- ---------- ----------  ----------
Net earnings (loss) . . $  (533,589)   (72,898) 4,412,033  20,693,962
                        =========== ========== ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   gain (losses) on sale
   of investment property
   or sale of investment
   property by uncon-
   solidated venture and
   extraordinary item . $     (1.28)      (.17)     (7.37)      11.01
  Gains (losses) on sale
   of investment property
   or sale of investment
   property by uncon-
   solidated venture. .       --         --         18.77       44.68
  Extraordinary item. .       --         --          (.27)      (4.93)
                        ----------- ---------- ----------  ----------
      Net earnings
       (loss) . . . . . $     (1.28)      (.17)     11.13       50.76
                        =========== ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1999 or 2000.


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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 2001. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIII and Carlyle-XV. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, in the associate general partner in the Partnership, Carlyle-XIII and Carlyle-XV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 63) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also a Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 62) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 59) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 67) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 54) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brickman Group, Ltd. From February 1995 until November 2000, Mr. Schreiber was a director of Urban Shopping Centers, Inc.

Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice president of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 52) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. The General Partners received a share of Partnership income for Federal income tax purposes aggregating $88,598 in 2000. Such allocation of income reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

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

     In connection with the distributions of cash flow from operations in February and August 2000, the General Partners received distributions aggregating approximately $134,000 and $167,000, respectively. The Corporate General Partner also received management fees aggregating approximately $223,000 and $278,000 in February and August 2000, respectively.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 was the Partnership's share) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrow funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are no longer reflected in the unconsolidated venture's balance sheet at December 31, 2000.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 2000 aggregating $7,641 for insurance of certain of the real property investments of the Partnership and for professional liability insurance for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2000, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $149, all of which was paid at December 31, 2000. Additionally, the General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 2000 were $103,313, of which $17,910 was unpaid as of December 31, 2000.

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

                  10-B.    Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

                  10-C.    $1,200,000 demand note between Carlyle-XIV
Associates, L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-15962) dated March 28, 1994.

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

                  10-F.    Amendment No. 1 to the Agreement of Limited
Partnership of Carlyle-XIV Associates, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation, as general partner, and Carlyle Real Estate Limited Partnership-XIV, an Illinois limited partnership, as limited partner, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

                  10-G.    Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994 by and between Carlyle Managers, Inc. a Delaware corporation, as general partner, and Carlyle-XIII Associates, L.P. a Delaware limited partnership, Carlyle-XIV Associates, L.P. a Delaware limited partnership and Property Partners, L.P. a Delaware limited partnership, as the limited partners, is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-15962) dated May 11, 1995.

                  10-H.    Disclosure Statement for the Second Amended
Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996, is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

                  10-I.    Documents relating to the operating agreement
of Maguire Thomas Partners-South Tower, L.L.C. are hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-J.    Consent of Director of Carlyle-XIV Managers,
Inc. (known as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  10-K.    Consent of Director of Carlyle-XIII, Managers,
Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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

                  10-P.    Agreement of Purchase and Sale between
Progress Partners and Paramount Group, Inc. dated July 27, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15926) dated November 17, 1999.

                  10-Q.    Amendment to Agreement of Purchase and Sale
between Progress Partners and Paramount Group, Inc. dated September 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15926) dated November 17, 1999.

                  10-R.    Second Amendment to the Agreement of Purchase
and Sale between Progress Partners and Paramount Group, Inc. dated October 20, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15926) dated November 17, 1999.

                  10-S.    Third Amendment to the Agreement of Purchase
and Sale between Progress Partners and Paramount Group, Inc. dated November 2, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15926) dated November 17, 1999.

                  10-T.    Assignment of Partnership Interest between
Federal Deposit Insurance Corporation and 14-15 Office Associates, L.P., dated March 10, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-U.    Assignment of Partnership Interest between P-C
900 Third Associates and 14-15 Office Associates, L.P. and 900 3rd Avenue Associates, dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-V.    Assignment of Partnership Interest between 900
Realty, LLC and 900 3rd Avenue Associates dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-W.    Amendment No. 2 to Amended and Restated
Agreement of General Partnership for Progress Partners dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-X.    Amendment No. 3 to Amended and Restated
Agreement of General Partnership for Progress Partners dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-Y.    Settlement Agreement and Release between
Progress Properties, Inc., J.R.A. Realty Corporation, P-C 900 Third Associates, 900 Realty LLC and 900 3rd Avenue Associates dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated May 12, 1999.

                  10-Z.    Restructuring Agreement related to 237/1290
Upper Tier Associates, L.P. dated October 27, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15926) dated March 23, 2000.

                  10-AA.   Contribution Agreement between 237/120 Upper
Tier Associates, L.P. and Oak Hill Strategic Partners, L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15926) dated March 23, 2000.

                  10-BB.   Amendment and Release Agreement by and among
Metropolis Realty Trust, Inc. Property Partners, L.P., Carlyle Associates-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15926) dated March 23, 2000.

                  10-CC.   Third Amended and Restated Limited Partnership
Agreement of 237/1290 Upper Tier Associates, L.P. by and between 237/1290 Upper Tier GP Corp., Carlyle Managers, Inc., a JMB/NYC Office Building Associates, L.P. dated November 19, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15926) dated March 23, 2000.

                  10-DD.   Intercreditor Agreement among Michigan Avenue
L.L.C., Carlyle-XIII Associates, L.P., Carlyle-XIV Associates, L.P. and Property Partners, L.P. dated November 19, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15926) dated March 23, 2000.

                  10-EE.   Stipulation Agreement, dated July 20, 2000
between Teachers Insurance and Annuity Association of America (Plaintiff) and 222 S. Ninth Street Limited Partnership, et al. (Defendants) is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15926) dated November 10, 2000.

                  21.      List of Subsidiaries.

                  24.      Powers of Attorney.

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

        No annual report for the year 2000 or proxy material have been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 23, 2001

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 23, 2001

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 23, 2001



                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 23, 2001

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 23, 2001

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 23, 2001

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 23, 2001

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

4-C.      Documents relating to the modification
          and extension of the mortgage loan
          secured by Wells Fargo-South Tower        Yes

4-D.      Amended and restated promissory note
          of Wells Fargo Bank                       Yes

4-E.      Loan modification agreement of
          Wells Fargo Bank                          Yes

10-A.     Agreement of Limited Partnership
          of Carlyle-XIV Associates, L.P.           Yes

10-B.     Second Amended and Restated Articles
          of Partnership of JMB/NYC Office
          Building Associates, L.P.                 Yes

10-C.     $1,200,000 demand note between
          Carlyle-XIV Associates, L.P. and
          Carlyle Managers, Inc.                    Yes

10-D.     $1,200,000 demand note between
          Carlyle-XIV Associates, L.P. and
          Carlyle Investors, Inc.                   Yes

10-E.     Lockbox and forbearance agreements
          related to the mortgage note secured
          by the Wells Fargo Building.              Yes

10-F.     Amendment No. 1 to the Agreement of
          Limited Partnership of Carlyle-XIV
          Associates, L.P. dated January 1, 1994
          by and between Carlyle Investors, Inc.,
          a Delaware corporation, as general partner,
          and Carlyle Real Estate Limited
          Partnership-XIV, an Illinois limited
          partnership, as limited partner.          Yes

                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----

10-G.     Amendment No. 1 to the Second Amended
          and Restated Articles of Partnership of
          JMB/NYC Office Building Associates, L.P.
          dated January 1, 1994; by and between
          Carlyle Managers, Inc., a Delaware
          corporation, as general partner, and
          Carlyle-XIII Associates, L.P., a Delaware
          limited partnership, Carlyle-XIV Associates,
          L.P., a Delaware limited partnership and
          Property Partners, L.P., a Delaware limited
          partnership, as the limited partners.     Yes

10-H.     Disclosure Statement for the Second
          Amended Joint Plan of
          Reorganization of 237 Park Avenue
          Associates, L.L.C. and 1290 Associates,
          L.L.C. dated August 9, 1996               Yes

10-I.     Documents relating to the operating
          agreement of Maguire Thomas Partners-
          South Tower, L.L.C.

10-J.     Consent of Director of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.) dated October 31,
          1996                                      Yes

10-K.     Consent of Director of Carlyle-XIII,
          Managers, Inc. (known as Carlyle
          Investors, Inc.) dated October 31,
          1996                                      Yes

10-L.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIV and Carlyle Managers,
          Inc. dated October 31, 1996               Yes

10-M.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIV and Carlyle
          Investors, Inc., dated
          October 31, 1996                          Yes

10-N.     Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P. and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                          Yes

10-O.     Amended and Restated Purchase
          Agreement between Carlyle Real
          Estate Partnership - XIV and
          BRE/Louis Joliet L.L.C. dated
          June 22, 1999                             Yes

10-P. to
10-S.     Agreements of Purchase and Sale
          between Progress Partners and
          Paramount Group, Inc.                     Yes

10-T.     Assignment of Partnership Interest
          between Federal Deposit Insurance
          Corporation and 14-15 Office
          Associates, L.P.                          Yes

                                             DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE       PAGE
                                           ------------       ----

10-U.     Assignment of Partnership Interest
          between P-C 900 Third Associates
          and 14-15 Office Associates, L.P.
          and 900 3rd Avenue Associates             Yes

10-V.     Assignment of Partnership Interest
          between 900 Realty, LLC and
          900 3rd Avenue Associates                 Yes

10-W.     Amendment No. 2 to Amended and
          Restated Agreement of General
          Partnership for Progress Partners         Yes

10-X.     Amendment No. 3 to Amended and
          Restated Agreement of General
          Partnership for Progress Partners         Yes

10-Y.     Settlement Agreement and Release
          between Progress Properties, Inc.,
          J.R.A. Realty Corporation, P-C 900
          Third Associates, 900 Realty LLC
          and 900 3rd Avenue Associates             Yes

10-Z.     Restructuring Agreement related to
          237/1290 Upper Tier Associates, L.P.
          dated October 27, 1999                    Yes

10-AA.    Contribution Agreement between
          237/120 Upper Tier Associates, L.P.
          and Oak Hill Strategic Partners, L.P.     Yes

10-BB.    Amendment and Release Agreement by
          and among Metropolis Realty Trust,
          Inc. Property Partners, L.P., Carlyle
          Associates-XIII Associates, L.P.
          and Carlyle-XIV Associates, L.P.          Yes

10-CC.    Third Amended and Restated Limited
          Partnership Agreement of 237/1290
          Upper Tier Associates, L.P. by and
          between 237/1290 Upper Tier GP Corp.,
          Carlyle Managers, Inc., a JMB/NYC
          Office Building Associates, L.P.
          dated November 19, 1999                   Yes

10-DD.    Intercreditor Agreement among Michigan
          Avenue L.L.C., Carlyle-XIII Associates,
          L.P., Carlyle-XIV Associates, L.P.
          and Property Partners, L.P. dated
          November 19, 1999                         Yes

10-EE.    Stipulation Agreement between Teachers
          Insurance and Annuity Association
          of America and 222 S. Ninth Street
          Limited Partnership, et al. dated
          July 20, 2000                             Yes

21.       List of Subsidiaries                      No

24.       Powers of Attorney                        No