Form 10-Q
period 2001-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2001-05-15
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2001                            Commission file number 0-15962




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

                              BALANCE SHEETS
                   MARCH 31, 2001 AND DECEMBER 31, 2000

                                (UNAUDITED)


                                  ASSETS
                                  ------


                                            MARCH 31,        DECEMBER 31,
                                              2001              2000
                                          -------------      -----------

Current assets:
  Cash and cash equivalents. . . . . .     $  8,493,854        8,599,183
  Interest, rents and other
   receivables . . . . . . . . . . . .           51,096           59,586
  Receivable related to the termin-
    ation of the indemnification
    agreement. . . . . . . . . . . . .        2,871,407            --
  Receivable related to the sale
    of the indirect interest in
    1290 Partnership . . . . . . . . .          686,077            --
                                           ------------     ------------
        Total current assets . . . . .       12,102,434        8,658,769
                                           ------------     ------------

Investment in unconsolidated
  ventures, at equity. . . . . . . . .          908,081          895,930
Other assets . . . . . . . . . . . . .          210,375          210,375
                                           ------------     ------------
                                           $ 13,220,890        9,765,074
                                           ============     ============

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)

                        BALANCE SHEETS - CONTINUED


           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

                                            MARCH 31,        DECEMBER 31,
                                              2001              2000
                                          -------------      -----------

Current liabilities:
  Accounts payable and
   other current liabilities . . . . .     $     71,224           46,036
  Current portion of long-term debt. .       38,497,041            --
                                           ------------     ------------
        Total current liabilities. . .       38,568,265           46,036

Investment in unconsolidated
  ventures, at equity. . . . . . . . .        7,598,300        7,579,733
Partnership's share of the
  maximum unfunded obligation
  under the indemnification
  agreement. . . . . . . . . . . . . .            --           4,272,948
Distributions received in
  excess of recorded invest-
  ment . . . . . . . . . . . . . . . .        1,322,572        1,322,572
Long-term debt, less
  current portion. . . . . . . . . . .            --          37,562,558
                                           ------------     ------------
Commitments and contingencies

        Total liabilities. . . . . . .       47,489,137       50,783,847

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings
     (losses). . . . . . . . . . . . .      (14,624,565)     (14,894,586)
    Cumulative cash distributions. . .       (2,117,798)      (2,117,798)
                                           ------------     ------------
                                            (16,741,363)     (17,011,384)
                                           ------------     ------------
  Limited partners:
    Capital contributions,
     net of offering costs . . . . . .      351,746,836      351,746,836
    Cumulative net earnings
     (losses). . . . . . . . . . . . .     (267,797,442)    (274,277,947)
    Cumulative cash distributions. . .     (101,476,278)    (101,476,278)
                                           ------------     ------------
                                            (17,526,884)     (24,007,389)
                                           ------------     ------------
        Total partners' capital
          accounts (deficits). . . . .      (34,268,247)     (41,018,773)
                                           ------------     ------------
                                           $ 13,220,890        9,765,074
                                           ============     ============








              See accompanying notes to financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)

                         STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)



                                               2001            2000
                                           -----------     -----------

Income:
  Interest income. . . . . . . . . . .     $   118,114         198,704
                                           -----------      ----------
                                               118,114         198,704
                                           -----------      ----------

Expenses:
  Mortgage and other interest. . . . .         934,483         934,483
  Professional services. . . . . . . .         119,725         127,611
  Management fees to
    Corporate General Partner. . . . .           --            222,536
  General and administrative . . . . .         137,396         314,748
                                           -----------      ----------
                                             1,191,604       1,599,378
                                           -----------      ----------
                                            (1,073,490)     (1,400,674)
Partnership's share of the reduction
  of the maximum unfunded obligation
  under and income related to
  termination of the indemnification
  agreement. . . . . . . . . . . . . .       7,144,354          44,734
Partnership's share of operations
  of unconsolidated ventures . . . . .          (6,415)       (184,900)
                                           -----------      ----------
      Earnings (loss) before gain on
        sale of indirect partnership
        interest . . . . . . . . . . .       6,064,449      (1,540,840)

Partnership's share of gain on sale
  of indirect partnership interest . .         686,077           --
                                           -----------      ----------
      Net earnings (loss). . . . . . .     $ 6,750,526      (1,540,840)
                                           ===========      ==========

Net earnings (loss) per limited
  partnership interest:

  Earnings (loss) before gain
    on sale of indirect partnership
    interest . . . . . . . . . . . . .     $     14.55           (3.69)

  Partnership's share of gain on
    sale of indirect partnership
    interest . . . . . . . . . . . . .            1.70           --
                                           -----------      ----------

      Net earnings (loss) per limited
       partnership interest. . . . . .     $     16.25           (3.69)
                                           ===========      ==========

      Cash distributions per limited
        partnership interest . . . . .     $     --              58.00
                                           ===========      ==========


              See accompanying notes to financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)

                         STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)


                                               2001            2000
                                           -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .     $ 6,750,526      (1,540,840)
  Items not requiring (providing)
   cash or cash equivalents:
    Long-term debt - deferred
      accrued interest . . . . . . . .         934,483         934,483
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the indemni-
      fication agreement . . . . . . .      (7,144,354)        (44,734)
    Partnership's share of
      operations of unconsolidated
      ventures . . . . . . . . . . . .           6,415         184,900
    Partnership's share of gain on
      sale of indirect partnership
      interest . . . . . . . . . . . .        (686,077)          --
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . .           8,490           4,466
    Accounts payable and other
      current liabilities. . . . . . .          25,188         302,501
                                          ------------     -----------
          Net cash provided by
            (used in) operating
            activities . . . . . . . .        (105,329)       (159,224)
                                          ------------     -----------
Cash flows from investing
 activities:
  Partnership's distributions
    from unconsolidated ventures . . .           --         26,411,064
                                          ------------     -----------
          Net cash provided by
            (used in) investing
            activities . . . . . . . .           --         26,411,064
                                          ------------     -----------
Cash flows from financing activities:
  Distributions to General Partners. .           --           (133,522)
  Distributions to Limited Partners. .           --        (23,232,801)
                                          ------------     -----------
        Net cash provided by
          (used in) financing
          activities . . . . . . . . .           --        (23,366,323)
                                          ------------     -----------
        Net increase (decrease)
          in cash and cash equi-
          valents. . . . . . . . . . .        (105,329)      2,885,517
        Cash and cash equivalents,
          beginning of year. . . . . .       8,599,183       9,715,669
                                          ------------     -----------
        Cash and cash equivalents,
          end of period. . . . . . . .    $  8,493,854      12,601,186
                                          ============     ===========



              See accompanying notes to financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2001 AND 2000

                                (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 2000 which are included in the Partnership's 2000 Annual Report on Form 10-K filed on March 23, 2001 (File No. 0-15962) as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2000 Annual Report on Form 10-K.

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

     In addition, the accompanying financial statements include for the three month periods ended March 31, 2001 and 2000 operations of ($6,415) and ($184,900), respectively, as the Partnership's share of total property operations of ($366) and ($209,817) of unconsolidated properties which were classified as held for sale or disposition or sold in the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 were as follows:

                                                              Unpaid at
                                                              March 31,
                                        2001       2000         2001
                                      -------     -------     ---------
Management fees to Corporate
  General Partner. . . . . . . . .    $  --       222,536         --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partner-
  ship and its investment
  properties . . . . . . . . . . .     18,969      49,196        14,500
                                      -------     -------       -------
                                      $18,969     271,732        14,500
                                      =======     =======       =======

     In connection with the distributions of cash flow from operations in February and August 2000, the General Partners received distributions aggregating approximately $134,000 and $167,000, respectively. The Corporate General Partner also received management fees aggregating approximately $223,000 (reflected in the table above) and $278,000 in February and August 2000, respectively.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the former affiliate were approximately $1,839,000 (of which approximately $919,500 was the Partnership's share) and the former affiliate was to receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are not reflected in the unconsolidated venture's balance sheet at March 31, 2001 and December 31, 2000.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum potential obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share is approximately $680,000 and is reflected in the accompanying financial statements). Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $2,900,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The sale and collateral amounts were received in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

JMB/PIPER

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, were significantly less than rental rates under the previous PJI lease. Additionally, Piper executed new long-term leases representing an additional approximately 170,000 square feet. The property manager had been actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space had been released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper did not make the required debt service payments under the mortgage loan since June 1, 2000, and was in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs. During 2000 (prior to the default), no such cash flow was generated. As of March 31, 2001, aggregate amounts due to the lender were approximately $109,000,000 including certain default interest.

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

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the property. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses, within certain limitations, in connection with the transaction, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred and on October 2, 2000, the sheriff's sale received court approval. Such sale was subject to redemption of the property within six months of the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the monetary default on the mortgage loan, the property had been classified as held for sale or disposition as of July 1, 2000, and therefore, it has not been subject to continued depreciation beyond such date for financial reporting purposes.

     As a result of the transfer of the property to the lender, the Partnership expects to realize extraordinary gains related to its share of the forgiveness of indebtedness and the write off of deferred fees of approximately $7,600,000 for financial reporting purposes. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

JMB/900

     During 1999, JMB/900, through Progress Partners, sold the 900 Third Avenue Building to an unaffiliated third party. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for possible payment to the buyer in event of a breach of such representations, warranties, covenants and for certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received only a portion, approximately $1,800,000, of such amount placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001.

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building. The Partnership's share of cash remaining at the venture at March 31, 2001 (approximately $900,000) is expected to be distributed to the Partnership in 2001.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $181,000,000 as of March 31, 2001), as extended, bears interest at 10% per annum and matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $16,509,000 at March 31, 2001, has a scheduled maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership received notice of default from the lender under the amended and restated promissory note secured by the Partnership's interest. The Partnership is currently reviewing the alleged defaults and the lender's rights to realize upon its security under the loan agreements. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to receive a significant amount of income for both Federal income tax and financial reporting purposes in this year with no corresponding proceeds. Due to the alleged default as discussed above, the Partnership has reclassified the long-term debt to current portion of long-term debt at March 31, 2001 in the accompanying financial statements.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the three months ended March 31, 2001 and 2000 are as follows:

                                                2001              2000
                                             -----------       ----------

  Total income from properties
    (unconsolidated) . . . . . . . . . . .   $ 3,882,257        5,290,504
                                             ===========       ==========

  Operating profit (loss) of ventures. . .   $      (366)        (209,817)
                                             ===========       ==========

  Partnership's share of
    operating profit (loss). . . . . . . .   $    (6,415)        (184,900)
                                             ===========       ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2001 and for the three months ended March 31, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At March 31, 2001, the Partnership had cash and cash equivalents of approximately $8,494,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. In addition, the Partnership expects to receive from JMB/900 approximately $900,000 as its share of remaining proceeds from the operations of the 900 Third Avenue Building. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership in March 2001. The Partnership received its share of the proceeds from such sale (approximately $686,000), as well as its share of the remaining funds (approximately $2,871,000) held as collateral pursuant to the indemnification in May 2001. As discussed in more detail in the Notes, a receiver was appointed for the Piper Jaffray Tower in July 2000 as a result of the monetary default under the mortgage loan secured by the property and cash flow generated by the property since then was under control of the receiver. Title transferred to the lender effective April 2, 2001, as discussed below. The Wells Fargo Center - South Tower investment property is restricted as to the use of excess cash flows by an escrow agreement negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and other expenses related to the property. Due to property specific concerns discussed in the Notes, the Partnership does not consider its remaining investment properties to be potential significant sources of future cash generated from sales or operations.

     The Partnership has not budgeted any amounts for its share of tenant improvements and other capital expenditures as it has no funding obligations for its remaining investment properties.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum potential obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share is approximately $680,000 and is reflected in the accompanying financial statements). Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $2,900,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The sale and collateral amounts were received in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     As discussed in the Notes, JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the Piper Jaffray Tower through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default under the mortgage loan secured by the property, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale. On October 2, 2000, the court approved such sale subject to redemption of the property at any time within six months from the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001. As a result of the transfer, the Partnership expects to realize extraordinary gains related to its share of the forgiveness of indebtedness and the write off of deferred fees of approximately $7,600,000 for financial reporting purposes. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Wells Fargo Center - South Tower continues to suffer from the effects of the high level of debt secured by the property, and provides no cash flow to the Partnership. The lender has had discussions with the Partnership regarding alleged defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the property. During April 2001, the Partnership received a notice of default from the lender. The Partnership is currently reviewing the alleged defaults and the lender's rights to realize upon its security under the loan agreements. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to receive a significant amount of income for both Federal income tax and financial reporting purposes in this year with no corresponding proceeds. In such event, the Partnership would liquidate and terminate in 2001. If such foreclosure does not occur in the current year, the Partnership currently anticipates that its liquidation and termination would occur no later than the end of 2002, barring any unexpected circumstances.

     In connection with the sale of the 900 Third Avenue Building in November 1999, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for possible payment to the buyer in the event of a breach of such representations, warranties, covenants and for certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received approximately $1,800,000 as a return of a portion of such amounts placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001.

     The Partnership's and its ventures' obligations generally are or have been separate non-recourse loans secured individually by the investment properties and are or were not obligations of the entire investment portfolio, and the Partnership and its ventures are or were not personally liable for the payment of the indebtedness.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interest over the entire term of the Partnership will be approximately one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributed from such sales or other dispositions.

The remaining investment properties have high levels of debt secured by the property and, in certain instances, by the Partnership's interest in the property. Reference is made to the Notes for a description of such indebtedness.

     The Partnership does not expect to receive any substantial proceeds from operations or sales of its properties (or the Partnership's interests in the properties). However, upon disposition of each of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interests, will recognize a substantial amount of taxable income with little or no distributable proceeds. In this regard, the Partnership's interest, through JMB/NYC, in 1290 Avenue of the Americas was sold in March 2001. Title to the Piper Jaffray Tower transferred to the lender on April 2, 2001. The Partnership's only remaining investment properties are its indirect interest through JMB/NYC in the 237 Partnership and its interest in Wells Fargo Center - South Tower. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase JMB/NYC's interest in the 237 Partnership in January 2002, unless JMB/NYC has already exercised its right to sell its interest in July 2001. In addition, the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower has given the Partnership a notice of default under the loan and is expected to seek to foreclose on the Partnership's interest in the limited liability company.

     The Partnership estimates that, as a result of the sale of JMB/NYC's interest in the 1290 Partnership, such taxable income will be approximately $155 per interest. Additionally, as a result of the disposition of the Piper Jaffray Tower in 2001, the Partnership estimates that such taxable income will be approximately $50 per interest. Additional taxable income of approximately $325 per interest could be recognized in 2001 as a result of the exercise of certain purchase and sale rights with respect to JMB/NYC's interest in the 237 Partnership. Additionally, taxable income of approximately $65 per interest could be recognized in 2001 as a result of a sale or disposition of the Partnership's interest in the Wells Fargo Center
- South Tower in 2001. For certain Holders of Interest, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The receivable related to the termination of the indemnification agreement at March 31, 2001 is the amount due from an affiliate related to the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in 2001. The Partnership received such amounts in May 2001.

     The receivable related to the sale of the indirect interest in 1290 Partnership at March 31, 2001 is the amount due from an affiliate related to the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in 1290 Partnership. The Partnership received such amounts in May 2001.

     The increase in accounts payable at March 31, 2001 as compared to December 31, 2000 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at March 31, 2001 as compared to December 31, 2000 is due to the reclassification of the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower as a result of the notice of default received by the Partnership from the lender in April 2001.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of March 31, 2001 compared to December 31, 2000 is primarily due to the termination of such indemnification agreement upon sale of the indirect Partnership interest in the 1290 Partnership on March 23, 2001.

     The decrease in interest income for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to temporary investment of the cash received from the sale of JMB/900 in November 1999. Portions of such funds were distributed to the General Partners and Holders of Interests in late February 2000 and August 2000.

     The decrease in management fees to Corporate General Partner for the three months ended March 31, 2001 as compared to the same period in 2000 is due to the distributions of cash flow from operations to the General Partners and the Holders of Interest in February 2000. The management fee is based upon a percentage of the distributions of cash flow from operations.

     The decrease in general and administrative expenses for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to the first quarter of 2000 payment by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall in July 1999.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $7,144,354 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement.

     The increase in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to the cessation of the recording of depreciation for the Piper Jaffray Tower from July 1, 2000 as a result of the property being reclassified as held for sale or disposition as of that date.

     The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2001 is the Partnership's share of JMB/NYC's sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.



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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture had not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their fees in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver assumed control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and in October 2000 the Court approved the sheriff's sale. Such sale was subject to redemption of the property within six months from the date of sale. No redemption of the property occurred, and title to the property transferred to Teachers effective April 2, 2001.

     The Partnership is not subject to any other material legal proceedings.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owned the Piper Jaffray Tower had not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. As of March 31, 2001, aggregate amounts due to the lender were approximately $109,000,000, including certain default interest. Title transferred to the lender effective April 2, 2001 as a result of the lender's foreclosure on the property. Reference is made to the subsection entitled "JMB/Piper" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated herein by reference.

     The lender of the loans secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower has had discussions with the Partnership regarding alleged defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the property. During April 2001, the Partnership received a notice of default from the lender. The Partnership is currently reviewing the alleged defaults and the lender's rights to realize upon its security under the loan agreements. As of March 31, 2001, the promissory note secured by the Partnership's interest in the limited liability company has an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $16,509,000. Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the alleged default under the loan agreements secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center, which discussion is hereby incorporated by reference.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2001.

                                                     2000                                  2001
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
 1. 237 Park Avenue Building
     New York, New York. . . . . .      *          *          *          *        *
 2. 1290 Avenue of the
     Americas Building
     New York, New York. . . . . .      *          *          *          *        *
 3. Piper Jaffray Tower
     Minneapolis, Minnesota. . . .     92%        65%        65%        82%      82%
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

             10-A.    Notice to Purchase Limited Partnership Interest of
237/1290 Upper Tier Associates, L.P. in 1290 Partners, L.P. dated March 2, 2001 is hereby filed herewith.


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


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                 BY:   JMB Realty Corporation
                       (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 9, 2001

1460: