Form 10-Q
period 2001-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2001-08-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2001   Commission file number 0-15962




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

                            BALANCE SHEETS
                  JUNE 30, 2001 AND DECEMBER 31, 2000

                              (UNAUDITED)


                                ASSETS
                                ------


                                          JUNE 30,       DECEMBER 31,
                                           2001             2000
                                       -------------     -----------

Current assets:
  Cash and cash equivalents . . . . .   $ 12,770,689       8,599,183
  Interest, rents and other
   receivables. . . . . . . . . . . .         48,408          59,586
                                        ------------    ------------
        Total current assets. . . . .     12,819,097       8,658,769
                                        ------------    ------------

Investment in unconsolidated
  ventures, at equity . . . . . . . .           --           895,930
Other assets. . . . . . . . . . . . .        210,375         210,375
                                        ------------    ------------
                                         $13,029,472       9,765,074
                                        ============    ============

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                      BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

                                          JUNE 30,       DECEMBER 31,
                                           2001             2000
                                       -------------     -----------

Current liabilities:
  Accounts payable and
   other current liabilities. . . . .   $    111,422          46,036
  Current portion of long-term debt .     39,431,524           --
                                        ------------    ------------
        Total current liabilities . .     39,542,946          46,036

Investment in unconsolidated
  ventures, at equity . . . . . . . .          --          7,579,733
Partnership's share of the
  maximum unfunded obligation
  under the indemnification
  agreement . . . . . . . . . . . . .          --          4,272,948
Distributions received in
  excess of recorded invest-
  ment. . . . . . . . . . . . . . . .      1,322,572       1,322,572
Long-term debt, less
  current portion . . . . . . . . . .          --         37,562,558
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .     40,865,518      50,783,847

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings
     (losses) . . . . . . . . . . . .    (14,616,149)    (14,894,586)
    Cumulative cash distributions . .     (2,117,798)     (2,117,798)
                                        ------------    ------------
                                         (16,732,947)    (17,011,384)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
     net of offering costs. . . . . .    351,746,836     351,746,836
    Cumulative net earnings
     (losses) . . . . . . . . . . . .   (261,373,657)   (274,277,947)
    Cumulative cash distributions . .   (101,476,278)   (101,476,278)
                                        ------------    ------------
                                         (11,103,099)    (24,007,389)
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .    (27,836,046)    (41,018,773)
                                        ------------    ------------
                                        $ 13,029,472       9,765,074
                                        ============    ============








            See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .  $   119,843       178,958       237,957       377,662
  Other income. . . . . . . . . . . . . . . . . .       11,214       876,265        11,214       876,265
                                                   -----------    ----------    ----------    ----------
                                                       131,057     1,055,223       249,171     1,253,927
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      934,483       934,483     1,868,966     1,868,966
  Professional services . . . . . . . . . . . . .      120,834       119,266       240,559       246,877
  Management fees to Corporate General Partner. .        --            --            --          222,536
  General and administrative. . . . . . . . . . .      223,844       160,111       361,240       474,859
                                                   -----------    ----------    ----------    ----------
                                                     1,279,161     1,213,860     2,470,765     2,813,238
                                                   -----------    ----------    ----------    ----------
                                                    (1,148,104)     (158,637)   (2,221,594)   (1,559,311)
Partnership's share of the reduction of the
  maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . .        --           44,734     7,144,354        89,468
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .      (29,340)     (303,224)      (35,755)     (488,124)
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) before gain on sale
        or disposition of indirect partnership
        interest and extraordinary items. . . . .   (1,177,444)     (417,127)    4,887,005    (1,957,967)

Partnership's share of gain (loss) on sale of
  indirect partnership interest . . . . . . . . .      (18,651)        --          667,426         --
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) before extraordinary items.   (1,196,095)     (417,127)    5,554,431    (1,957,967)
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . .    8,039,165         --        8,039,165         --
  Write-off of deferred mortgage fees . . . . . .     (410,869)        --         (410,869)        --
                                                   -----------    ----------    ----------    ----------
      Net earnings (loss) . . . . . . . . . . . .  $ 6,432,201      (417,127)   13,182,727    (1,957,967)
                                                   ===========    ==========    ==========    ==========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - Continued



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------

Net earnings (loss) per limited partnership
 interest:
  Earnings (loss) before gain on sale or
    disposition of indirect partnership
    interest and extraordinary items. . . . . . .  $     (2.82)        (1.00)        11.73         (4.69)
  Partnership's share of gain on sale of
    indirect partnership interest . . . . . . . .        (0.05)        --             1.65         --
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) per limited partnership
       interest before extraordinary items. . . .        (2.87)        (1.00)        13.38         (4.69)

Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . .        19.90         --            19.90         --
  Write-off of deferred mortgage fees . . . . . .        (1.02)        --            (1.02)        --
                                                   -----------    ----------    ----------    ----------
      Net earnings (loss) per limited
        partnership interest. . . . . . . . . . .  $     16.01         (1.00)        32.26         (4.69)

                                                   ===========    ==========    ==========    ==========

      Cash distributions per limited
        partnership interest. . . . . . . . . . .  $    --             --            --            58.00
                                                   ===========    ==========    ==========    ==========












                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (UNAUDITED)


                                            2001           2000
                                        -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . .  $ 13,182,727     (1,957,967)
  Items not requiring (providing)
   cash or cash equivalents:
    Long-term debt - deferred
      accrued interest. . . . . . . .     1,868,966      1,868,966
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the indemni-
      fication agreement. . . . . . .    (7,144,354)       (89,468)
    Partnership's share of
      operations of unconsolidated
      ventures. . . . . . . . . . . .        35,755        488,124
    Partnership's share of gain on
      sale of indirect partnership
      interest. . . . . . . . . . . .      (667,426)         --
    Extraordinary item for gain on
      forgiveness of indebtedness . .    (8,039,165)         --
    Extraordinary item for write-off
      of deferred mortgage fees . . .       410,869          --
  Changes in:
    Interest, rents and other
      receivables . . . . . . . . . .        11,178         (1,886)
    Accounts payable and other
      current liabilities . . . . . .        65,386        (37,449)
                                       ------------    -----------
          Net cash provided by
            (used in) operating
            activities. . . . . . . .      (276,064)       270,320
                                       ------------    -----------
Cash flows from investing
 activities:
  Partnership's distributions
    from unconsolidated ventures. . .     3,761,494     26,436,064
  Cash proceeds from Partnership's
    share of gain on sale of
    indirect partnership interest . .       686,076          --
                                       ------------    -----------
          Net cash provided by
            (used in) investing
            activities. . . . . . . .     4,447,570     26,436,064
                                       ------------    -----------

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                 STATEMENTS OF CASH FLOWS - CONTINUED

                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (UNAUDITED)



                                            2001           2000
                                        -----------    -----------

Cash flows from financing activities:
  Distributions to General Partners .         --          (133,522)
  Distributions to Limited Partners .         --       (23,232,801)
                                       ------------    -----------
        Net cash provided by
          (used in) financing
          activities. . . . . . . . .         --       (23,366,323)
                                       ------------    -----------

        Net increase (decrease)
          in cash and cash equi-
          valents . . . . . . . . . .     4,171,506      3,340,061
        Cash and cash equivalents,
          beginning of year . . . . .     8,599,183      9,715,669
                                       ------------    -----------

        Cash and cash equivalents,
          end of period . . . . . . .  $ 12,770,689     13,055,730
                                       ============    ===========




































            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2001 AND 2000

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

     In addition, the accompanying financial statements include for the six month periods ended June 30, 2001 and 2000 operations of ($35,755) and ($488,124), respectively, as the Partnership's shares of total property operations of ($55,344) and ($775,538) of unconsolidated properties which were classified as held for sale or disposition or sold in the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2001 and for the six months ended June 30, 2001 and 2000 were as follows:

                                                          Unpaid at
                                                          June 30,
                                      2001      2000        2001
                                    -------    -------    ---------
Insurance commissions . . . . . .   $  --        8,048         --
Management fees to Corporate
  General Partner . . . . . . . .      --      222,536         --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partner-
  ship and its investment
  properties. . . . . . . . . . .    64,019     62,087       18,580
                                    -------    -------      -------
                                    $64,019    292,671       18,580
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

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the former affiliate were approximately $1,839,000 (of which approximately $919,500 was the Partnership's share) and the former affiliate was to receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are not reflected in the unconsolidated venture's balance sheets at June 30, 2001, and December 31, 2000.

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

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements for the Properties (other than that related to a certain indemnification agreement provided in connection with such restructuring).

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum indemnification obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $686,000 and is reflected in the accompanying financial statements). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $2,900,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs. During 2000 (prior to the default), no such cash flow was generated. Aggregate amounts due to the lender at the time of the transfer (discussed below) were approximately $109,000,000, including certain default interest.

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

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the property. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses, within certain limitations, in connection with the transaction, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation agreement and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred and on October 2, 2000, the sheriff's sale received court approval. Such sale was subject to redemption of the property within six months of the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the monetary default on the mortgage loan, the property had been classified as held for sale or disposition as of July 1, 2000, and therefore, it was not subject to continued depreciation beyond such date for financial reporting purposes.

     As a result of the transfer of the property to the lender, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

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

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building. The Partnership's share of cash remaining at the venture (approximately $900,000) was distributed to the Partnership in May 2001.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $181,000,000 as of June 30, 2001), as extended, bears interest at 10% per annum and matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $17,444,000 at June 30, 2001, has a scheduled maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest. The Partnership has acknowledged certain of the defaults in the notice of default. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001, but has not yet taken any further action. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2001 with no corresponding proceeds. Due to the defaults as discussed above, the Partnership has reclassified the long-term debt to current portion of long-term debt at June 30, 2001 in the accompanying financial statements.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the six months ended June 30, 2001 and 2000 are as follows:

                                             2001             2000
                                          -----------      ----------

  Total income from properties
    (unconsolidated). . . . . . . . . . . $ 3,894,705      10,770,718
                                          ===========      ==========

  Operating profit (loss) of ventures . . $   (55,344)       (775,538)

  Extraordinary items . . . . . . . . . .  15,247,014           --
                                          -----------      ----------

  Net earnings (loss) . . . . . . . . . . $15,191,670        (775,538)
                                          ===========      ==========

  Partnership's share of
    income (loss) . . . . . . . . . . . . $ 7,592,541        (488,124)
                                          ===========      ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect treatment given certain transactions in the Partnership's 2000 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At June 30, 2001, the Partnership had cash and cash equivalents of approximately $12,771,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. In May 2001, the Partnership received from JMB/900 approximately $900,000 as its share of remaining sale proceeds and cash flow from the operations of the 900 Third Avenue Building. The Partnership had previously received a distribution from JMB/900 in February 2000 of approximately $26,400,000, representing a portion of the Partnership's share of sale proceeds and cash flow from operations of the 900 Third Avenue Office Building. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership in March 2001. The Partnership received its share of the proceeds from such sale (approximately $686,000), as well as its share of the remaining funds (approximately $2,900,000) held as collateral pursuant to the indemnification agreement in May 2001. As discussed in more detail in the Notes, a receiver was appointed for the Piper Jaffray Tower in July 2000 as a result of the monetary default under the mortgage loan secured by the property and cash flow generated by the property since then was under control of the receiver. Title transferred to the lender effective April 2, 2001, as discussed below. The Wells Fargo Center - South Tower investment property is restricted as to the use of excess cash flows by an escrow agreement negotiated pursuant to loan modifications. The Partnership does not consider its remaining investment properties to be potential sources of future cash generated from sales or operations.

     The Partnership has not budgeted any amounts for its share of tenant improvements and other capital expenditures as it has no funding obligations for its remaining investment properties.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase the interest in the 237 Partnership in January 2002. The Partnership does not expect to receive any significant proceeds upon the disposition of JMB/NYC's interest in the 237 Partnership.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $686,000 and is reflected in the accompanying financial statements). Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $2,900,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed above, the maximum indemnification obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $2,900,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     As discussed in the Notes, JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the Piper Jaffray Tower through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default under the mortgage loan secured by the property, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation agreement and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale. On October 2, 2000, the court approved such sale subject to redemption of the property at any time within six months from the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the transfer, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also expects to recognize a substantial amount of gain for Federal income tax purposes as a result of the transfer. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Wells Fargo Center - South Tower continues to suffer from the effects of the high level of debt secured by the property, and provides no cash flow to the Partnership. The lender has had discussions with the Partnership regarding alleged defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the property. During April 2001, the Partnership received a notice of non-monetary defaults from the lender. The Partnership has acknowledged certain defaults in the notice of defaults. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2001 with no corresponding proceeds.

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

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interest over the entire term of the Partnership will be approximately one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes, regardless of whether any proceeds are distributed from such sales or other dispositions. The remaining investment properties have high levels of debt secured by the property and by the Partnership's interest in the property. Reference is made to the Notes for a description of such indebtedness.

     The Partnership does not expect to receive any substantial proceeds from operations or sales of its remaining properties (or the Partnership's interests therein). However, upon disposition of each of these properties or the Partnership's (or JMB/NYC's) interest therein, the Partnership, and therefore the Holders of Interests, will recognize a substantial amount of taxable income with little or no distributable proceeds. For certain Holders of Interest, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     The Partnership's interest, through JMB/NYC, in 1290 Avenue of the Americas was sold in March 2001. Title to the Piper Jaffray Tower transferred to the lender on April 2, 2001. The Partnership's only remaining investment properties are its indirect interest through JMB/NYC in the 237 Partnership and its interest in Wells Fargo Center - South Tower. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase JMB/NYC's interest in the 237 Partnership in January 2002. In addition, the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower has given the Partnership a notice of defaults under the loan (certain of which the Partnership has acknowledged) and is expected to seek to foreclose on the Partnership's interest in the limited liability company, which could occur in 2001. The Partnership currently expects that its liquidation and termination will occur no later than the end of 2002, barring unforeseen circumstances.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 2001 as compared to December 31, 2000 is primarily due to receipt of the Partnership's share of the collateral amount returned to JMB/NYC upon termination of the indemnification agreement in 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership received such amounts in May 2001. The increase is also partially due to the receipt of the Partnership's share of cash remaining at the JMB/900 venture in May 2001.

     The decrease in the asset investment in unconsolidated ventures, at equity, at June 30, 2001 as compared to December 31, 2000 is primarily due to receipt of the Partnership's share of cash remaining at the JMB/900 venture in May 2001.

     The increase in accounts payable at June 30, 2001 as compared to December 31, 2000 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at June 30, 2001, as compared to December 31, 2000 is due to the reclassification of the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower as a result of the notice of defaults received by the Partnership from the lender in April 2001.

     The decrease in the liability investment in unconsolidated ventures, at equity, at June 30, 2001 as compared to December 31, 2000 is primarily due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of June 30, 2001, compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.

     The decrease in interest income for the three and six months ended June 30, 2001, as compared to the same periods in 2000 is primarily due to temporary investment of the cash received from the sale of JMB/900 in November 1999. Portions of such funds were distributed to the General Partners and Holders of Interests in late February 2000 and August 2000 which resulted in lower amounts available for investment during the three and six month periods of 2001. The decrease is also due in part to a lower average interest rate on invested funds in 2001.

     The decrease in other income for the three and six months ended
June 30, 2001, as compared to the same periods in 2000 is the result of the Partnership's receipt of its share of the proceeds from settlement of the Yerba Buena litigation during the second quarter of 2000.

     The decrease in management fees to Corporate General Partner for the six months ended June 30, 2001, as compared to the same period in 2000 is due to the distributions of cash flow from operations to the General Partners and the Holders of Interest in February 2000. The management fee is based upon a percentage of the distributions of cash flow from operations.

     The decrease in general and administrative expenses for the six months ended June 30, 2001, as compared to the same period in 2000 is primarily due to the first quarter of 2000 payment by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall in July 1999. The increase in general and administrative expenses for the three months ended June 30, 2001, as compared to the same period in 2000 is primarily due to settlement of a dispute related to construction costs of a formerly owned property made in the second quarter of 2001 and also due to the timing of payment of payroll and investor service costs in the second quarter of 2001.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $7,114,354 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the three and six months ended June 30, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 2001, as compared to the same periods in 2000 is primarily due the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes, and to the cessation of the recording of depreciation for the Piper Jaffray Tower from July 1, 2000 as a result of the property being reclassified as held for sale or disposition as of that date.

     The Partnership's share of gain on sale of indirect partnership interest for the three and six months ended June 30, 2001 is the Partnership's share of the gain from JMB/NYC's sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001, and its share of loss on sale of indirect partnership interest in the second quarter of 2001 is due to amounts related to the liquidation of JMB/900.

     The extraordinary items of gain on forgiveness of indebtedness and write-off of deferred mortgage fees for the three and six months ended June 30, 2001 are due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture had not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their fees in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation agreement consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver assumed control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and in October 2000 the Court approved the sheriff's sale. Such sale was subject to redemption of the property within six months from the date of sale. No redemption of the property occurred, and title to the property transferred to Teachers effective April 2, 2001.

     The Partnership is not subject to any other material legal proceedings.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owned the Piper Jaffray Tower had not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. Aggregate amounts due to the lender at the time of the transfer to it of the property were approximately $109,000,000, including certain default interest. Title transferred to the lender effective April 2, 2001 as a result of the lender's foreclosure of its mortgage and sheriff's sale of the property. Reference is made to the subsection entitled "JMB/Piper" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated herein by reference.

     The lender of the loan secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower has had discussions with the Partnership regarding alleged defaults under that loan. During April 2001, the Partnership received a notice of non-monetary defaults from the lender. The Partnership has acknowledged certain of the defaults in the notice of defaults. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001, but has not yet taken any further action. As of June 30, 2001, the promissory note secured by the Partnership's interest in the limited liability company had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $17,444,000. Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower, which discussion is hereby incorporated herein by reference.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from the sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors of JMB/NYC through their acquisition of a tranche of the purchase note, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2001.

                                                 2000                                2001
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .     *         *          *         *       *        *
 3. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    92%       65%        65%       82%    82%      N/A
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

     An N/A indicates that the property, or the Partnership's interest in the property was not owned by the
Partnership at the end of the period.


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

                  The Partnership's report on Form 8-K for April 2, 2001 (File No. 0-15962) dated April 13, 2001 describing the transfer of title of the Piper Jaffray Tower to the lender was filed.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 10, 2001