Form 10-Q
period 2001-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2001-11-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2001                    Commission file number 0-15962




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

                            BALANCE SHEETS
               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                              (UNAUDITED)


                                ASSETS
                                ------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2001             2000
                                       -------------     -----------

Current assets:
  Cash and cash equivalents . . . . .   $ 12,723,959       8,599,183
  Interest, rents and other
   receivables. . . . . . . . . . . .         39,068          59,586
                                        ------------    ------------
        Total current assets. . . . .     12,763,027       8,658,769
                                        ------------    ------------

Investment in unconsolidated
  ventures, at equity . . . . . . . .          --            895,930
Other assets. . . . . . . . . . . . .        210,375         210,375
                                        ------------    ------------
                                        $ 12,973,402       9,765,074
                                        ============    ============

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                      BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

                                       SEPTEMBER 30,     DECEMBER 31,
                                           2001             2000
                                       -------------     -----------

Current liabilities:
  Accounts payable and
   other current liabilities. . . . .   $     59,574          46,036
  Current portion of long-term debt .     40,366,007           --
                                        ------------    ------------
        Total current liabilities . .     40,425,581          46,036

Investment in unconsolidated
  ventures, at equity . . . . . . . .          --          7,579,733
Partnership's share of the
  maximum unfunded obligation
  under the indemnification
  agreement . . . . . . . . . . . . .          --          4,272,948
Distributions received in
  excess of recorded invest-
  ment, net . . . . . . . . . . . . .      1,322,572       1,322,572
Long-term debt, less
  current portion . . . . . . . . . .          --         37,562,558
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .     41,748,153      50,783,847

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings
     (losses) . . . . . . . . . . . .    (14,653,880)    (14,894,586)
    Cumulative cash distributions . .     (2,117,798)     (2,117,798)
                                        ------------    ------------
                                         (16,770,678)    (17,011,384)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
     net of offering costs. . . . . .    351,746,836     351,746,836
    Cumulative net earnings
     (losses) . . . . . . . . . . . .   (262,274,631)   (274,277,947)
    Cumulative cash distributions . .   (101,476,278)   (101,476,278)
                                        ------------    ------------
                                         (12,004,073)    (24,007,389)
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .    (28,774,751)    (41,018,773)
                                        ------------    ------------
                                        $ 12,973,402       9,765,074
                                        ============    ============








            See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .  $   111,606       184,487       349,563       562,149
  Other income. . . . . . . . . . . . . . . . . .        --            --            --          876,265
                                                   -----------    ----------    ----------    ----------
                                                       111,606       184,487       349,563     1,438,414
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      934,483       934,483     2,803,449     2,803,449
  Professional services . . . . . . . . . . . . .       11,874         5,900       252,433       252,777
  Management fees to Corporate General Partner. .        --          278,171         --          500,707
  General and administrative. . . . . . . . . . .      110,046       112,320       471,286       587,179
                                                   -----------    ----------    ----------    ----------
                                                     1,056,403     1,330,874     3,527,168     4,144,112
                                                   -----------    ----------    ----------    ----------
                                                      (944,797)   (1,146,387)   (3,177,605)   (2,705,698)
Partnership's share of the reduction of the
  maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . .        --           44,734     7,144,354       134,202
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .        --        1,536,814       (37,099)    1,048,690
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) before gain on sale
        or disposition of indirect partnership
        interest and extraordinary items. . . . .     (944,797)      435,161     3,929,650    (1,522,806)

Partnership's share of gain (loss) on sale of
  indirect partnership interest . . . . . . . . .        --            --          686,076         --
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) before extraordinary items.     (944,797)      435,161     4,615,726    (1,522,806)
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . .        --            --        8,039,165         --
  Write-off of deferred mortgage fees . . . . . .        --            --         (410,869)        --
                                                   -----------    ----------    ----------    ----------
      Net earnings (loss) . . . . . . . . . . . .  $  (944,797)      435,161    12,244,022    (1,522,806)
                                                   ===========    ==========    ==========    ==========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - Continued



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------
Net earnings (loss) per limited partnership
 interest:
  Earnings (loss) before gain on sale or
    disposition of indirect partnership
    interest and extraordinary items. . . . . . .  $     (2.27)         1.04          9.43         (3.65)
  Partnership's share of gain on sale of
    indirect partnership interest . . . . . . . .        --            --             1.70         --
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) per limited partnership
       interest before extraordinary items. . . .        (2.27)         1.04         11.13         (3.65)

Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . .        --            --            19.90         --
  Write-off of deferred mortgage fees . . . . . .        --            --            (1.02)        --
                                                   -----------    ----------    ----------    ----------
      Net earnings (loss) per limited
        partnership interest. . . . . . . . . . .  $     (2.27)         1.04         30.01         (3.65)
                                                   ===========    ==========    ==========    ==========

      Cash distributions per limited
        partnership interest. . . . . . . . . . .  $     --            10.00         --            68.00
                                                   ===========    ==========    ==========    ==========














                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)


                                            2001           2000
                                        -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . .   $12,244,022     (1,522,806)
  Items not requiring (providing)
   cash or cash equivalents:
    Long-term debt - deferred
      accrued interest. . . . . . . .     2,803,449      2,803,449
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the indemni-
      fication agreement. . . . . . .    (7,144,354)      (134,202)
    Partnership's share of
      operations of unconsolidated
      ventures. . . . . . . . . . . .        37,099     (1,048,690)
    Partnership's share of gain on
      sale of indirect partnership
      interest. . . . . . . . . . . .      (686,076)         --
    Extraordinary item for gain on
      forgiveness of indebtedness . .    (8,039,165)         --
    Extraordinary item for write-off
      of deferred mortgage fees . . .       410,869          --
  Changes in:
    Interest, rents and other
      receivables . . . . . . . . . .        20,518         15,319
    Accounts payable and other
      current liabilities . . . . . .        13,538        (23,533)
                                       ------------    -----------
          Net cash provided by
            (used in) operating
            activities. . . . . . . .      (340,100)        89,537
                                       ------------    -----------
Cash flows from investing
 activities:
  Partnership's distributions
    from unconsolidated ventures. . .     3,778,800     26,436,064
  Cash proceeds from Partnership's
    share of gain on sale of
    indirect partnership interest . .       686,076          --
                                       ------------    -----------
          Net cash provided by
            (used in) investing
            activities. . . . . . . .     4,464,876     26,436,064
                                       ------------    -----------

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                 STATEMENTS OF CASH FLOWS - CONTINUED

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)



                                            2001           2000
                                        -----------    -----------

Cash flows from financing activities:
  Distributions to General Partners .         --          (300,424)
  Distributions to Limited Partners .         --       (27,238,463)
                                       ------------    -----------
        Net cash provided by
          (used in) financing
          activities. . . . . . . . .         --       (27,538,887)
                                       ------------    -----------

        Net increase (decrease)
          in cash and cash equi-
          valents . . . . . . . . . .     4,124,776     (1,013,286)
        Cash and cash equivalents,
          beginning of year . . . . .     8,599,183      9,715,669
                                       ------------    -----------

        Cash and cash equivalents,
          end of period . . . . . . .  $ 12,723,959      8,702,383
                                       ============    ===========




































            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND 2000

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

     In addition, the accompanying financial statements include for the nine month periods ended September 30, 2001 and 2000 operations of $(37,099) and $1,048,690, respectively, as the Partnership's shares of total property operations of $(55,344) and $2,334,481 of unconsolidated properties which were classified as held for sale or disposition or sold in the past two years.

     Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 were as follows:

                                                           Unpaid at
                                                         September 30,
                                      2001      2000         2001
                                    -------    -------   -------------
Insurance commissions . . . . . .   $  --       15,429        --
Management fees to Corporate
  General Partner . . . . . . . .      --      500,707        --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partner-
  ship and its investment
  properties. . . . . . . . . . .    77,749     81,597       16,750
                                    -------    -------      -------
                                    $77,749    597,733       16,750
                                    =======    =======      =======

     In connection with the distributions of cash flow from operations in February and August 2000, the General Partners received distributions aggregating approximately $134,000 and $167,000, respectively. The Corporate General Partner also received management fees (reflected in the table above) aggregating approximately $223,000 and $278,000 in February and August 2000, respectively.

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the former affiliate were approximately $1,839,000 (of which approximately $919,500 was the Partnership's share) and the former affiliate was to receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are not reflected in the unconsolidated venture's balance sheets at September 30, 2001, and December 31, 2000.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     As a result of the transfer of the property to the lender, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $183,000,000 as of September 30, 2001), as extended, bears interest at 10% per annum and matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $18,378,000 at September 30, 2001, has a scheduled maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company.
The Partnership has acknowledged certain of the defaults described in the notice of default. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001; however, it is more likely that such foreclosure will take place in 2002. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2001 with no corresponding proceeds. Due to the defaults as discussed above, the Partnership has reclassified the long-term debt to current portion of long-term debt at September 30, 2001 in the accompanying financial statements.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the nine months ended September 30, 2001 and 2000 are as follows:

                                             2001             2000
                                          -----------      ----------

  Total income from properties
    (unconsolidated). . . . . . . . . . . $ 3,894,705      13,981,019
                                          ===========      ==========

  Operating profit (loss) of ventures . . $   (55,344)      2,334,481

  Extraordinary items . . . . . . . . . .  15,247,014           --
                                          -----------      ----------

  Net earnings (loss) . . . . . . . . . . $15,191,670       2,334,481
                                          ===========      ==========

  Partnership's share of
    income (loss) . . . . . . . . . . . . $ 7,591,196       1,048,690
                                          ===========      ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect treatment given certain transactions in the Partnership's 2000 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At September 30, 2001, the Partnership had cash and cash equivalents of approximately $12,724,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. In May 2001, the Partnership received from JMB/900 approximately $900,000 as its share of remaining sale proceeds and cash flow from the operations of the 900 Third Avenue Building. The Partnership had previously received a distribution from JMB/900 in February 2000 of approximately $26,400,000, representing a portion of the Partnership's share of sale proceeds and cash flow from operations of the 900 Third Avenue Office Building. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership in March 2001. The Partnership received its share of the proceeds from such sale (approximately $686,000), as well as its share of the remaining funds (approximately $2,900,000) held as collateral pursuant to the indemnification agreement in May 2001. As discussed in more detail in the Notes, a receiver was appointed for the Piper Jaffray Tower in July 2000 as a result of the monetary default under the mortgage loan secured by the property, and cash flow generated by the property since then was under control of the receiver. Title transferred to the lender effective April 2, 2001, as discussed below. The Wells Fargo Center - South Tower investment property is restricted as to the use of excess cash flows by an escrow agreement negotiated pursuant to loan modifications. The Partnership does not consider its remaining investment properties to be potential sources of a significant amount of future cash generated from sales or operations.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     As a result of the transfer, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also expects to recognize a substantial amount of gain for Federal income tax purposes as a result of the transfer. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Wells Fargo Center - South Tower continues to suffer from the effects of the high level of debt secured by the property, and provides no cash flow to the Partnership. The lender has had discussions with the Partnership regarding alleged defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the property. During April 2001, the Partnership received a notice of non-monetary defaults from the lender. The Partnership has acknowledged certain defaults described in the notice of defaults. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001; however, it is more likely that such foreclosure will take place in 2002. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2001 with no corresponding proceeds.

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

     The Partnership's and its ventures' mortgage obligations generally are or have been separate non-recourse loans secured individually by the investment properties and are or were not obligations of the entire investment portfolio, and the Partnership and its ventures are or were not personally liable for the payment of the indebtedness.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interest over the entire term of the Partnership will be approximately one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes, regardless of whether any proceeds are distributed from such sales or other dispositions. The remaining investment properties have high levels of debt secured by the properties and by the Partnership's interests in the properties. Reference is made to the Notes for a description of such indebtedness.

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

     The Partnership's interest, through JMB/NYC, in 1290 Avenue of the Americas was sold in March 2001. Title to the Piper Jaffray Tower transferred to the lender on April 2, 2001. The Partnership's only remaining investment properties are its indirect interest through JMB/NYC in the 237 Partnership and its interest in Wells Fargo Center - South Tower. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase JMB/NYC's interest in the 237 Partnership in January 2002. In addition, the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower has given the Partnership a notice of defaults under the loan (certain of which the Partnership has acknowledged) and is expected to seek to foreclose on the Partnership's interest in the limited liability company. Such foreclosure could occur in 2001; however it is more likely that such foreclosure will take place in 2002. The Partnership currently expects that its liquidation and termination will occur no later than the end of 2002, barring unforeseen circumstances.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 2001 as compared to December 31, 2000 is primarily due to receipt of the Partnership's share of the collateral amount returned to JMB/NYC upon termination of the indemnification agreement in 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership received such amounts in May 2001. The increase is also partially due to the receipt of the Partnership's share of cash remaining at the JMB/900 venture in May 2001.

     The decrease in interest, rents and other receivables at September 30, 2001 as compared to December 31, 2000 is primarily due to lower interest rates on invested funds during September of 2001.

     The decrease in the asset investment in unconsolidated ventures, at equity, at September 30, 2001 as compared to December 31, 2000 is primarily due to receipt of the Partnership's share of cash remaining at the JMB/900 venture in May 2001.

     The increase in accounts payable at September 30, 2001 as compared to December 31, 2000 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at September 30, 2001, as compared to December 31, 2000 is due to the reclassification of the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center
- South Tower as a result of certain non-monetary defaults under the promissory note acknowledged by the Partnership.

     The decrease in the liability investment in unconsolidated ventures, at equity, at September 30, 2001 as compared to December 31, 2000 is primarily due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of September 30, 2001, compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.

     The decrease in interest income for the three and nine months ended September 30, 2001, as compared to the same periods in 2000 is primarily due to temporary investment of the cash received from the sale of JMB/900 in November 1999. Portions of such funds were distributed to the General Partners and Holders of Interests in late February 2000 and August 2000, which resulted in lower amounts available for investment during the three and nine month periods of 2001. The decrease is also due in part to a lower average interest rate on invested funds during 2001.

     The decrease in other income for the nine months ended September 30, 2001, as compared to the same period in 2000 is the result of the Partnership's receipt of its share of the proceeds from settlement of the Yerba Buena litigation during the second quarter of 2000.

     The decrease in management fees to Corporate General Partner for the three and nine month periods ended September 30, 2001, as compared to the same periods in 2000, is due to the distributions of cash flow from operations to the General Partners and the Holders of Interest in February and August 2000. The management fee is based upon a percentage of the distributions of cash flow from operations.

     The decrease in general and administrative expenses for the nine months ended September 30, 2001, as compared to the same period in 2000 is primarily due to the payment in the first quarter of 2000 by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall in July 1999.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $7,144,354 is a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership, as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the three and nine months ended September 30, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 2001, as compared to the same periods in 2000 is primarily due to the third quarter 2000 write-off to income of a liability for certain deferred management fees upon the appointment of the receiver at the Piper Jaffray Tower in July 2000. The decrease is also due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

     The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2001 is the Partnership's share of the gain from JMB/NYC's sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

     The extraordinary items of gain on forgiveness of indebtedness and write-off of deferred mortgage fees for the nine months ended September 30, 2001 are due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

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

     The lender of the loan secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower has had discussions with the Partnership regarding alleged defaults under that loan. During April 2001, the Partnership received a notice of non-monetary defaults from the lender. The Partnership has acknowledged certain of the defaults described in the notice of defaults. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001; however, it is more likely that such foreclosure will take place in 2002. As of September 30, 2001, the promissory note secured by the Partnership's interest in the limited liability company had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $18,378,000. Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower, which discussion is hereby incorporated herein by reference.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from the sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors of JMB/NYC through their acquisition of a tranche of the Purchase Note, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2001.

                                                 2000                                2001
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 2. 1290 Avenue of the
     Americas Building
     New York, New York . . . . .     *         *          *         *      N/A      N/A     N/A
 3. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    92%       65%        65%       82%     82%      N/A     N/A
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


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             3-A.*   Amended and Restated Agreement of Limited
                     Partnership.

             3-B.* Assignment Agreement by and among the Partnership, the General Partners and the Initial Limited Partner.

             3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.
--------------

             * Previously filed as Exhibits 3-B and 3-C, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act (File No. 0-15962) filed on March 30, 1993 and hereby incorporated herein by reference.

        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 9, 2001