Form 10-K405
period 2001-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2002-04-01
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
  ended December 31, 2001             Commission File No. 0-15962



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .  10

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  12

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  12


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .  13

Item 6.      Selected Financial Data. . . . . . . . . . .  14

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  16

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  25

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  26

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  56


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  56

Item 11.     Executive Compensation . . . . . . . . . . .  59

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  60

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  61

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  61


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .  67

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

     The Partnership has been engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are or have been located throughout the nation and it has had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. In January 2002, the Partnership's indirect interest (through JMB/NYC) in 237 Park Avenue was sold. The Partnership's last remaining investment property is its interest in Wells Fargo Center - South Tower, which is expected to be foreclosed upon by the lender during 2002. The Partnership currently anticipates that its liquidation and termination will occur no later than the end of 2002, barring any unexpected circumstances.

     The Partnership has made the real property investments set forth in the following table:


                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
 1. Old Orchard Shopping
     Center
     Skokie (Chicago),
     Illinois . . . . .       783,000      4/1/84           8/30/93              fee ownership of
                               sq.ft.                                            land and improvements
                               g.l.a.                                            (through joint venture
                                                                                 partnerships)
 2. Brittany Downs
    Apartments
     Phase I and Phase II,
     Thornton (Denver),
     Colorado . . . . .       464 units    8/15/84          1/10/95              fee ownership of land and
                                                                                 improvements
 3. Scottsdale Financial
     Center I
     Scottsdale,
     Arizona. . . . . .       106,800      9/28/84         12/17/93              fee ownership of land and
                               sq.ft.                                            improvements
                               n.r.a.
 4. Scottsdale Financial
     Center II
     Scottsdale,
     Arizona. . . . . .       151,625      9/28/84          10/1/93              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land
 5. 237 Park Avenue
     Building
     New York,
     New York . . . . .      1,140,000     8/14/84          1/31/02              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)(e)
 6. 1290 Avenue of the
     Americas Building
     New York,
     New York . . . . .      2,000,000     7/27/84          3/23/01              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)(e)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (g)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------

 7. 2 Broadway Building
     New York,
     New York . . . . .      1,600,000     8/14/84          9/18/95              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships) (c)
 8. 1090 Vermont Avenue
     Building
     Washington, D.C. .       140,000      9/26/84          5/29/98              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
 9. Mariners Pointe
     Apartments
     Stockton,
     California . . . .       220 units    10/2/84         10/11/96              fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnership)
10. Louisiana Tower
     Shreveport,
     Louisiana. . . . .       349,000     11/14/84          8/30/95              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land
11. Marketplace at
     South Street
     Seaport
     New York,
     New York . . . . .       263,000     12/14/84          3/8/88               fee ownership of improve-
                               sq.ft.                                            ment and ground leasehold
                               n.r.a.                                            interest in land (through
                                                                                 joint venture partnership)
12. Gateway Tower
     White Plains,
     New York . . . . .       552,000     12/31/84         12/30/92              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
13. Piper Jaffray Tower
     Minneapolis,
     Minnesota. . . . .       723,755     12/27/84          4/2/01               fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)(d)





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
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




-----------------------

  (a)The computation of this percentage for the property held at December 31, 2001 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b)Reference is made to the Notes filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's interest in the limited liability company which owns the Wells Fargo Center - South Tower investment property.

  (c)Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

  (d)Reference is made to the Notes for a description of the transfer of the Partnership's interest in this investment property.

  (e)Reference is made to the Notes for a description of the sale of this investment property.



     The Partnership's real property investments are or were subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition generally has been for the retention of existing tenants. Additionally, the Partnership has been in competition for new tenants in markets where significant vacancies were present. Reference is made to Item 7 below for a discussion of competitive conditions and certain of its significant investment properties. Approximate occupancy levels for certain properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership generally has maintained the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

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

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of the 2 Broadway Building. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia

York affiliates.

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

     The Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas properties (the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price").

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring).

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to approximately $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership; and as a result the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $2,900,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income in the accompanying statements of operations is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership, prior to its sale in January 2002, was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership elected to acquire JMB/NYC's interest, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $320,000, was received in March 2002.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share was approximately $686,000 and is reflected in the accompanying financial statements). Such amount was paid in May 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $2,900,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase
Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000 including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche in the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower. The Partnership acknowledged certain of the defaults described in the notice of default. On December 17, 2001, the Partnership acknowledged and consented to plans to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002, as more fully discussed in Item 7. Upon the foreclosure of the Partnership's interest in the limited liability company, if completed, the Partnership will have no further right, title or interest in the limited liability company that owns Wells Fargo Center - South Tower.

     On June 1, 2000, the joint venture that owned the Piper Jaffray Tower ceased paying debt service and defaulted on the mortgage loan secured by the property, and title to the property was transferred to the lender effective April 2, 2001 as a result of the lender's foreclosure of its mortgage and a sheriff's sale of the property. Reference is made to Item 7 and the Notes for a further description of such transaction. Reference is also made to Item 3 of this annual report for a discussion of the proceeding pursuant to which the lender realized upon its security in the property.

     On July 30, 1999, the Partnership sold the Louis Joliet Mall for a sale price of $45,400,000, as described more fully in the Notes.

     On November 2, 1999, 900 Third Avenue Associates, through Progress Partners, sold the 900 Third Avenue office building located in New York, for a sale price of approximately $163,000,000, as described more fully in the Notes.

     The Partnership has no employees.

     The Partnership's remaining investment property, the Wells Fargo Center - South Tower, has a high level of debt secured by the property and by the Partnership's interest in the property. Reference is made to the Notes for a description of such indebtedness. The Partnership does not expect to receive any substantial proceeds from operations or sale of this property (or the Partnership's interest therein). However, upon disposition of the Partnership's interest in this property, the Partnership, and therefore the Holders of Interests, will recognize a substantial amount of taxable income with no anticipated distributable proceeds. In addition, the Partnership's interest, through JMB/NYC, in 1290 Avenue of the Americas was sold in March 2001, and the Partnership's interest, through JMB/NYC, in 237 Park Avenue was sold in January 2002.
The Partnership's ownership of the Piper Jaffray Tower transferred to the lender in April 2001. It is expected that the Partnership's interest in Wells Fargo Center-South Tower will be disposed of during 2002. As a result, Holders of Interest have recognized a substantial amount of taxable income in 2001 with no distributable proceeds and are expected to recognize an additional substantial amount of taxable income in 2002 with little or no distributable proceeds. For certain Holders of Interest, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 2001 and 2000 for the Partnership's investment properties owned during 2001:

                                                             2000                      2001
                                                   ------------------------- -------------------------
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. 237 Park Avenue
     Building
     New York, New York . . .  Advertising/
                               Insurance/Paper/
                               Real Estate
                               Investment             *     *      *      *     *      *     *      *

 2. 1290 Avenue of the
     Americas Building
     New York, New York . . .  Financial Services     *     *      *      *    N/A    N/A   N/A    N/A

 3. Piper Jaffray Tower
     Minneapolis,
     Minnesota. . . . . . . .  Advertising/
                               Financial Services    92%   65%    65%    82%   82%    N/A   N/A    N/A

 4. Wells Fargo Center -
     South Tower
     Los Angeles,
     California . . . . . . .  Business Infor-
                               mation Systems/
                               School District
                               Administration         *     *      *      *     *      *     *      *

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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture had not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their expenses in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver assumed control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and in October 2000, the Court approved the sheriff's sale. Such sale was subject to redemption of the property within six months from the date of sale. No redemption of the property occurred, and title to the property transferred to Teachers effective April 2, 2001.

     The Partnership is not subject to any other material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 2001 and 2000.

                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2001, there were 39,686 record Holders of the 398,100 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The mortgage loan secured by the Wells Fargo Center
- South Tower investment property restricts the use of the cash flows from the property generally to the payment of expenses for the property, as discussed more fully in the Notes. In addition, the purchase money note issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties requires that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase money note. It is not expected that any significant distributions will be made to the Holders of Interests.


ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                            (A LIMITED PARTNERSHIP)

                                 DECEMBER 31, 2001, 2000, 1999, 1998 AND 1997
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                    2001         2000         1999         1998         1997
                                -----------  -----------  -----------  -----------  -----------
Total income. . . . . . . . . . $   424,311    1,578,165    5,569,474    9,772,720   11,393,348
                                ===========  ===========  ===========  ===========  ===========
Earnings (loss) before gains
 on sale of investment
 properties . . . . . . . . . . $ 2,823,127   (2,440,009)     915,476   (1,838,405)   8,080,035
Gains (losses) on sale of the
 Partnership's share of indirect
 partnership interest, sale of
 Partnership's interest in
 unconsolidated venture, sale
 of investment properties by
 unconsolidated ventures or
 on sale of investment
 properties . . . . . . . . . .     706,264        --      25,689,423    2,594,828        --
Extraordinary items . . . . . .   7,628,296        --      (2,105,391)       --           --
                                -----------  -----------  -----------  -----------  -----------
Net earnings (loss) . . . . . . $11,157,687   (2,440,009)  24,499,508      756,423    8,080,035
                                ===========  ===========  ===========  ===========  ===========




                                    2001         2000         1999         1998         1997
                                -----------  -----------  -----------  -----------  -----------
Net earnings (loss) per
 Interest (b):
   Earnings (loss) before gains
    on sale of investment
    properties. . . . . . . . . $      6.81        (5.86)        2.19        (4.40)       19.35
   Gains (losses) on sale of
    the Partnership's share of
    indirect partnership
    interest, sale of Partner-
    ship's interest in uncon-
    solidated venture, sale of
    investment properties by
    unconsolidated ventures or
    on sale of investment
    properties. . . . . . . . .        1.76        --           63.45         6.41        --
   Extraordinary items. . . . .       18.97        --           (5.20)       --           --
                                -----------  -----------  -----------  -----------  -----------
Net earnings (loss) . . . . . . $     27.54        (5.86)       60.44         2.01        19.35
                                ===========  ===========  ===========  ===========  ===========

Total assets. . . . . . . . . . $12,854,386    9,765,074   37,066,670   48,869,476   63,829,469
Long-term debt, including
 current portion. . . . . . . . $41,300,490   37,562,558   33,824,625   55,289,561   51,941,115
Cash distributions per
  Interest (c). . . . . . . . . $     --           68.00        30.00        45.00        --
                                ===========  ===========  ===========  ===========  ===========

-------------

  (a)   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

  (b)   The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period.

  (c)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests since the inception of the Partnership have represented a return of capital.


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

     At December 31, 2001, the Partnership had cash and cash equivalents of approximately $12,577,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. In May 2001, the Partnership received from JMB/900 approximately $900,000 as its share of remaining cash from the venture.
The Partnership had previously received a distribution from JMB/900 in February 2000 of approximately $26,400,000, representing a portion of the Partnership's share of sale proceeds and cash flow from operations of the 900 Third Avenue Office Building. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership in March 2001. The Partnership received its share of the proceeds from such sale (approximately $686,000), as well as its share of the remaining funds (approximately $2,900,000) held as collateral pursuant to the indemnification agreement in May 2001. In addition, JMB/NYC sold its indirect interest in the 237 Partnership in January 2002 for approximately $650,000. As discussed in more detail in the Notes, a receiver was appointed for the Piper Jaffray Tower in July 2000 as a result of the monetary default under the mortgage loan secured by the property, and cash flow generated by the property since then was under control of the receiver. Title transferred to the lender effective April 2, 2001, as discussed below. The Wells Fargo Center - South Tower investment property is restricted as to the use of excess cash flows by an escrow agreement negotiated pursuant to loan modifications. It is currently expected that the Partnership's interest in the Wells Fargo Center - South Tower investment property will be foreclosed upon before the end of 2002 as a result of certain defaults under the loan secured by such interest. The Partnership does not consider its remaining investment properties to be potential sources of a significant amount of future cash generated from sales or operations.

     The Partnership has not budgeted any amounts for its share of tenant improvements and other capital expenditures as it has no funding obligations for its remaining investment property.

     Piper Jaffray Tower

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet, vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, were significantly less than rental rates under the previous PJI lease. Additionally, Piper executed new long-term leases representing an additional approximately 170,000 square feet. The property manager was actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space was released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper had not made the required debt service payments under the mortgage loan since June 1, 2000, and was in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to the default) and 1999, no such cash flow was generated. As of April 2, 2001 (prior to transfer of title to the property) aggregate amounts due to the lender were approximately
$109,000,000, including certain default interest.

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

     As a result of the transfer, the Partnership realized an extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also recognized approximately $20,897,000 of gain for Federal income tax purposes in 2001 as a result of the transfer with no corresponding distributable proceeds. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower had not, as of June 30, 1999 resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999. However, as a result of the default discussed above, JMB/Piper reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it was not subject to continued depreciation beyond such date for financial reporting purposes.

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

     During 1996, the Partnership, the joint venture, and the lenders reached an agreement to modify the mortgage note and the promissory note secured by the Partnership's interest in the property. In conjunction with the note modifications, the Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, for financial reporting purposes, previously recognized losses of $5,712,902 were reversed, and the Partnership's share of losses in 2001, 2000 and 1999 of approximately $2,710,000, $1,660,000 and $1,938,000, respectively, were not recognized. The Partnership's investment is reported at $0. Since the terms of the modified mortgage note and the amended and restated promissory note (the "Note") make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the "Wells Fargo Center - South Tower" in the Notes for a further description of these events.

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the Note. The Partnership acknowledged certain of the defaults described in the notice of default. In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial Code. The Partnership also agreed that, upon consummation of the foreclosure sale, any and all offsets, defenses and claims against the lender and certain other parties shall be waived and released. In addition, the Partnership irrevocably appointed the affiliate of the lender, or any designee of the affiliate of the lender, as the sole and exclusive proxy of the Partnership to vote and exercise any and all voting and related rights and to take any other action that the affiliate of the lender deems necessary to protect and preserve its security interest in the Partnership's interest in the limited liability company. The affiliate of the lender agreed that it shall not execute any agreement or document or otherwise take any action which would impose or result in any personal liability of or recourse to the Partnership. Upon the foreclosure of the Partnership's interest in the limited liability company, the Partnership will have no further right, title, or interest in the limited liability company. The foregoing releases, waivers, and irrevocable proxy were given by the Partnership solely to facilitate the foreclosure sale and if the foreclosure sale is not consummated for any reason on or before December 31, 2002, the same shall be deemed void with the same effect as if never given. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2002, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2002 with no corresponding proceeds. The Note had an adjusted principal balance of approximately $12,988,000 and accrued interest of approximately $19,313,000 at December 31, 2001.

     JMB/NYC

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership, prior to its sale in January 2002, was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership exercised its right to purchase the interest in the 237 Partnership in January 2002, and JMB/NYC received sale proceeds of $650,000. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership's share of such sale proceeds, approximately $320,000, was received in March 2002.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share was approximately $686,000 and is reflected in the accompanying financial statements) at closing. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $2,900,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and the collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed above, the maximum indemnification obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $2,900,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income in the accompanying financial statements is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that is released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     900 Third Avenue Building

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

     In connection with the sale of the 900 Third Avenue Building in November 1999, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for possible payment to the buyer in the event of a breach of such representations, warranties, covenants and for certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received only a portion, approximately $1,800,000, of such amount placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001. In May 2001, the Partnership received from JMB/900 approximately $900,000 as its share of the remaining cash from the venture.

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

     In connection with the sale of the Louis Joliet Mall in July 1999, the Partnership placed approximately $43,000 into an escrow account to indemnify the buyer of the property against outstanding claims by certain contractors who had performed work on the property prior to the sale. During 2001, the claims were settled in full by the Partnership for $23,000. The Partnership has recorded as a receivable the escrowed amount of $43,188, which was received in January 2002, and has recorded an additional gain on sale of the Louis Joliet Mall of $20,188 in the accompanying financial statements.

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

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interest over the entire term of the Partnership will be approximately one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests have been or will be allocated a substantial amount of gain for Federal income tax purposes, regardless of whether any proceeds are distributed from such sales or other dispositions. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership and the transfer to the lender of title to the Piper Jaffray Tower, a portion of such gain was recognized in 2001. The remainder of such gain will be recognized in 2002 as a result of the sale of JMB/NYC's indirect interest in the 237 Partnership and, if completed during 2002, the foreclosure of the Partnership's interest in Wells Fargo Center - South Tower. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership currently anticipates that its liquidation and termination will occur no later than the end of 2002, barring any unexpected circumstances.

     RESULTS OF OPERATIONS

     At December 31, 2001, 2000 and 1999, the Partnership owned interests in two, four and four investment properties, respectively, all of which were operating.

     Significant variances between periods reflected in the accompanying financial statements not otherwise reported are primarily the result of the sale of the Louis Joliet Mall in July 1999, the 900 Third Avenue office building in November 1999, the sale of the Partnership's share of its indirect partnership interest in 1290 Avenue of the Americas in March 2001 and the foreclosure of the Partnership's interest in the Piper Jaffray Tower in April 2001.

     The increase in cash and cash equivalents at December 31, 2001 as compared to December 31, 2000 is primarily due to receipt of the Partnership's share of the collateral amount returned to JMB/NYC upon termination of the indemnification agreement in 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership received such amounts in May 2001. The increase is also partially due to the receipt of the Partnership's share of cash remaining at the JMB/900 venture in May 2001.

     The decrease in the asset investment in unconsolidated ventures, at equity, at December 31, 2001 as compared to December 31, 2000 is primarily due to receipt of the Partnership's share of cash remaining at the JMB/900 venture in May 2001.

     The increase in accounts payable at December 31, 2001 as compared to December 31, 2000 is primarily due to the timing of payment for professional fees for accounting and certain of the administrative expenses of the Partnership.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at December 31, 2001, as compared to December 31, 2000 is due to the reclassification of the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center
- South Tower as a result of certain non-monetary defaults under the promissory note acknowledged by the Partnership.

     The decrease in the liability investment in unconsolidated ventures, at equity, at December 31, 2001 as compared to December 31, 2000 is primarily due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of December 31, 2001, compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.

     The decrease in interest income for the year ended December 31, 2001, as compared to the same period in 2000 and the increase in interest income for the year ended December 31, 2000 as compared to the same period in 1999 is primarily due to temporary investment of the cash received from the sale of the 900 Third Avenue Office Building in November 1999. Portions of such funds were distributed to the General Partners and Holders of Interests in late February 2000 and August 2000, which resulted in lower amounts available for investment during 2001. The decrease is also due in part to a lower average interest rate on invested funds during 2001.

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

     The decrease in professional services for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the joint venture reaching an agreement in principle for the settlement of the Yerba Buena litigation during the second quarter of 1999, which resulted in reduced legal fees thereafter. The settlement was completed in February 2000.

     The management fees to Corporate General Partner for the year ended December 31, 2000 is the result of operating distributions made in 2000.

     The decrease in general and administrative expenses for the year ended December 31, 2001 as compared to the year ended December 31, 2000 and the increase in general and administrative expenses for the year ended
December 31, 2000 as compared to the year ended December 31, 1999 are primarily due to the payment by the Partnership in 2000 of state income taxes owed in 2000 as a result of the sale of the Louis Joliet Mall in July 1999.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $7,144,354 is a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership, as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the year ended
December 31, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1999 of $5,618,040 is a result of the Partnership's share of the agreed upon reduction of the maximum indemnification obligation in connection with the Restructuring and interest earned during 1999 on amounts contributed by the Partnership and held in escrow by JMB/NYC. The lower amount of such reduction for the year ended December 31, 2000 compared to the year ended December 31, 1999 is due in part to the release of a portion of the funds held in escrow in connection with the Restructuring in 1999 and a corresponding reduction in the amount of interest earned on the lower escrow balance during 2000.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 2001, as compared to the same period in 2000 is primarily due to the third quarter 2000 write-off to income of a liability for certain deferred management fees upon the appointment of the receiver at the Piper Jaffray Tower in July 2000. The increase in Partnership's share of operations from unconsolidated venture for the year ended December 31, 2000 as compared to the year ended
December 31, 1999 is primarily due to the allocation of additional losses to the Partnership during 1999. These additional losses occurred because the Piper Jaffray Tower was no longer classified as held for sale, and as a result, the venture made an adjustment to record depreciation from prior periods and commenced recording depreciation on the property. This amount is partially offset by additional income being allocated to the Partnership as a result of JMB/900 purchasing the interests of the FDIC and unaffiliated venture partners in Progress Partners, prior to the sale of the building in November 1999.

     The Partnership's share of gain on sale of indirect partnership interest for the year ended December 31, 2001 is the Partnership's share of the gain from JMB/NYC's sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

     The Partnership's share of gain on sale of investment property by unconsolidated venture and the Partnership's share of extraordinary items from unconsolidated venture for the year ended December 31, 1999 are due to the sale of the 900 Third Avenue office building in November 1999.

     The gain on sale of investment property for the year ended
December 31, 2001 is due to the gain recognized resulting from the settlement of outstanding claims during 2001 relating to the Louis Joliet Mall and the subsequent collection of sales proceeds held in escrow since the sale of the property in 1999, as described more fully in the Notes. The gain on sale of investment property and extraordinary item - write-off of unamortized deferred financing costs for the year ended December 31, 1999 is due to the sale of the Louis Joliet Mall in July 1999.

     The Partnership's share of extraordinary items from unconsolidated venture for the year ended December 31, 2001 are the Partnership's share of the gain on forgiveness of indebtedness of $8,039,165 and write-off of deferred mortgage fees of $410,869 resulting from the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation in future periods is not expected to have an adverse impact on the Partnership since it currently anticipates that it will dispose of its interest in the Wells Fargo Center - South Tower and terminate in 2002.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the long-term debt of the Partnership's remaining investment properties bears interest at a fixed rate and generally is due to be retired upon transfer of property to the lender in satisfaction of the indebtedness, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)


                                 INDEX


Independent Auditors' Report

Balance Sheets, December 31, 2001 and 2000

Statements of Operations, years ended December 31, 2001, 2000 and 1999

Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 2001, 2000 and 1999

Statements of Cash Flows, years ended December 31, 2001, 2000 and 1999

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.











                                         KPMG LLP


Chicago, Illinois
March 25, 2002

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 2001 AND 2000

                                                   ASSETS
                                                   ------
                                                                            2001             2000
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 12,576,851        8,599,183
  Interest, rents and other receivables . . . . . . . . . . . . . . .         67,160           59,586
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .     12,644,011        8,658,769
                                                                        ------------     ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .          --             895,930
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        210,375          210,375
                                                                        ------------     ------------

                                                                        $ 12,854,386        9,765,074
                                                                        ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2001              2000
                                                                        ------------     ------------
Current liabilities:
  Accounts payable and other current liabilities. . . . . . . . . . .   $     92,410           46,036
  Current portion of long-term debt . . . . . . . . . . . . . . . . .     41,300,490            --
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .     41,392,900           46,036

Investment in unconsolidated ventures, at equity. . . . . . . . . . .          --           7,579,733
Partnership's share of the maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . . . . . . . . . . .          --           4,272,948
Distribution received in excess of recorded investment, net . . . . .      1,322,572        1,322,572
Long-term debt, less current portion. . . . . . . . . . . . . . . . .          --          37,562,558
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     42,715,472       50,783,847

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (14,698,315)     (14,894,586)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (2,117,798)      (2,117,798)
                                                                        ------------     ------------
                                                                         (16,815,113)     (17,011,384)
                                                                        ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .    351,746,836      351,746,836
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .   (263,316,531)    (274,277,947)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .   (101,476,278)    (101,476,278)
                                                                        ------------     ------------
                                                                         (13,045,973)     (24,007,389)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .    (29,861,086)     (41,018,773)
                                                                        ------------     ------------
                                                                        $ 12,854,386        9,765,074
                                                                        ============     ============


                               See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                    2001          2000          1999
                                                               ------------   -----------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . .  $      --            --        5,016,736
  Interest income . . . . . . . . . . . . . . . . . . . . . .       424,311       701,645       511,225
  Dividend income . . . . . . . . . . . . . . . . . . . . . .         --            --           41,513
  Other income. . . . . . . . . . . . . . . . . . . . . . . .         --          876,520         --
                                                               ------------   -----------   -----------
                                                                    424,311     1,578,165     5,569,474
                                                               ------------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . .     3,737,932     3,737,933     4,961,947
  Property operating expenses . . . . . . . . . . . . . . . .         --            --        2,629,214
  Professional services . . . . . . . . . . . . . . . . . . .       351,662       371,338       601,919
  Amortization of deferred expenses . . . . . . . . . . . . .         --            --          108,415
  Management fees to Corporate General Partner. . . . . . . .         --          500,707         --
  General and administrative. . . . . . . . . . . . . . . . .       618,910       717,838       683,740
                                                               ------------   -----------   -----------
                                                                  4,708,504     5,327,816     8,985,235
                                                               ------------   -----------   -----------
                                                                 (4,284,193)   (3,749,651)   (3,415,761)
Partnership's share of the reduction of the maximum
  unfunded obligation under and income related to
  termination of the indemnification agreement. . . . . . . .     7,144,354       178,936     5,618,040
Partnership's share of  operations of unconsolidated
  ventures  . . . . . . . . . . . . . . . . . . . . . . . . .       (37,034)    1,130,706    (1,286,803)
                                                               ------------   -----------   -----------
    Earnings (loss) before gains on sale of
      investment properties . . . . . . . . . . . . . . . . .     2,823,127    (2,440,009)      915,476
Partnership's share of gain (loss) on sale of indirect
  partnership interest. . . . . . . . . . . . . . . . . . . .       686,076         --            --
Partnership's share of gains on sale of investment
  property by unconsolidated venture. . . . . . . . . . . . .         --            --       18,090,924
Gain on sale of investment property . . . . . . . . . . . . .        20,188         --        7,598,499
                                                               ------------   -----------   -----------
    Earnings (loss) before extraordinary items. . . . . . . .     3,529,391    (2,440,009)   26,604,899





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED




                                                                    2001          2000          1999
                                                               ------------   -----------   -----------

Extraordinary items:
  Partnership's share of extraordinary items from
    unconsolidated ventures . . . . . . . . . . . . . . . . .     7,628,296         --       (1,994,383)
  Write-off of deferred mortgage fees . . . . . . . . . . . .         --            --         (111,008)
                                                               ------------   -----------   -----------
    Net earnings (loss) . . . . . . . . . . . . . . . . . . .  $ 11,157,687    (2,440,009)   24,499,508
                                                               ============   ===========   ===========

    Net earnings (loss) per limited partnership interest:
        Earnings (loss) before gains on sale of investment
          properties. . . . . . . . . . . . . . . . . . . . .  $       6.81         (5.86)         2.19
        Partnership's share of gain (loss) on sale of
          indirect partnership interest . . . . . . . . . . .          1.71         --            --
        Partnership's share of gains on sale of investment
          property by unconsolidated ventures . . . . . . . .         --            --            44.68
        Gains on sale of investment property. . . . . . . . .           .05         --            18.77
        Extraordinary items . . . . . . . . . . . . . . . . .         18.97         --            (5.20)
                                                               ------------   -----------   -----------

        Net earnings (loss) . . . . . . . . . . . . . . . . .  $      27.54         (5.86)        60.44
                                                               ============   ===========   ===========
















                               See accompanying notes to financial statements.

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                          GENERAL PARTNERS                                     LIMITED PARTNERS
           -----------------------------------------------------------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                           NET                                  NET OF       NET
              CONTRI-   EARNINGS      CASH                     OFFERING    EARNINGS        CASH
              BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL        COSTS       (LOSS)     DISTRIBUTIONS    TOTAL
              -------  ---------- ------------- -----------  ------------------------  -------------  ----------
Balance
 (deficits)
 December 31,
 1998 . . . . .$1,000 (15,069,445)  (1,817,374) (16,885,819) 351,746,836 (296,162,587)  (62,213,396)  (6,629,147)

Cash distri-
 butions $30
 per limited
 Partnership. .  --         --           --           --           --           --      (12,024,419) (12,024,419)
Net earnings
 (loss) . . . .  --       272,459        --         272,459        --      24,227,049         --      24,227,049
               ------ -----------   ----------  -----------  ----------- ------------   ----------- ------------

Balance
 (deficits)
 December 31,
 1999 . . . . . 1,000 (14,796,986)  (1,817,374) (16,613,360) 351,746,836 (271,935,538)  (74,237,815)   5,573,483

Cash distri-
 butions $68
 per limited
 Partnership. .  --         --        (300,424)    (300,424)       --           --      (27,238,463) (27,238,463)
Net earnings
 (loss) . . . .  --       (97,600)       --         (97,600)       --      (2,342,409)        --      (2,342,409)
               ------ -----------   ----------  -----------  ----------- ------------   ----------- ------------




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                          GENERAL PARTNERS                                     LIMITED PARTNERS
           -----------------------------------------------------------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                           NET                                  NET OF       NET
              CONTRI-   EARNINGS      CASH                     OFFERING    EARNINGS        CASH
              BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL        COSTS       (LOSS)     DISTRIBUTIONS    TOTAL
              -------  ---------- ------------- -----------  ------------------------  -------------  ----------

Balance
 (deficits)
 December 31,
 2000 . . . . .$1,000 (14,894,586)  (2,117,798) (17,011,384) 351,746,836 (274,277,947) (101,476,278) (24,007,389)

Net earnings
 (loss) . . . .  --       196,271        --         196,271         --     10,961,416         --      10,961,416
               ------ -----------   ----------  -----------  ----------- ------------   ----------- ------------
Balance
 (deficits)
 December 31,
 2001 . . . . .$1,000 (14,698,315)  (2,117,798) (16,815,113) 351,746,836 (263,316,531) (101,476,278) (13,045,973)
               ====== ===========   ==========  ===========  =========== ============   =========== ============



















                                 See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 2001            2000          1999
                                                             ------------    -----------    -----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . .  $ 11,157,687     (2,440,009)    24,499,508
  Items not requiring (providing) cash or cash equivalents:
      Amortization of deferred expenses . . . . . . . . . .         --             --           108,415
      Long-term debt - deferred accrued interest. . . . . .     3,737,932      3,737,933      3,737,932
      Partnership's share of the reduction of the maximum
        unfunded obligation under and income related to
        termination of the indemnification agreement. . . .    (7,144,354)      (178,936)    (5,618,040)
      Partnership's share of operations of unconsolidated
        ventures. . . . . . . . . . . . . . . . . . . . . .        37,034     (1,130,706)     1,286,803
      Partnership's share of gain on sale of indirect
        partnership interest. . . . . . . . . . . . . . . .      (686,076)         --             --
      Partnership's share of gain (loss) on sale of
        investment property by unconsolidated venture . . .         --             --       (18,090,924)
      Gain on sale of investment property . . . . . . . . .       (20,188)         --        (7,598,499)
      Extraordinary items . . . . . . . . . . . . . . . . .    (7,628,296)         --         2,105,391
  Changes in:
    Interest, rents and other receivables . . . . . . . . .        (7,574)        13,940        612,464
    Prepaid expenses. . . . . . . . . . . . . . . . . . . .         --             --            25,860
    Escrow deposits . . . . . . . . . . . . . . . . . . . .         --             --           352,268
    Accrued rents receivable. . . . . . . . . . . . . . . .         --             --            12,350
    Accounts payable and other current liabilities. . . . .        46,374        (15,885)      (784,812)
    Accrued interest. . . . . . . . . . . . . . . . . . . .         --             --          (170,101)
    Accrued real estate taxes . . . . . . . . . . . . . . .         --             --          (545,000)
    Tenant security deposits. . . . . . . . . . . . . . . .         --             --           (19,919)
                                                             ------------    -----------    -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . .      (507,461)       (13,663)       (86,304)
                                                             ------------    -----------    -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                 2001            2000          1999
                                                             ------------    -----------    -----------

Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . .         --             --        (1,321,967)
  Partnership's distributions from unconsolidated ventures.     3,786,012     26,436,064      2,068,706
  Cash proceeds from Partnership's share of gain
    on sale of indirect partnership interest. . . . . . . .       686,076          --             --
  Cash proceeds from sale of investment properties or
    interest in unconsolidated venture. . . . . . . . . . .        20,188          --        19,407,079
  Partnership's advance to affiliated entity. . . . . . . .         --             --          (210,375)
  Partnership's contributions to unconsolidated ventures. .        (7,147)         --        (4,716,000)
  Payment of deferred expenses, net . . . . . . . . . . . .         --             --           (54,867)
                                                             ------------    -----------    -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . .     4,485,129     26,436,064     15,172,576
                                                             ------------    -----------    -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . .         --             --          (222,033)
  Distributions to general partners . . . . . . . . . . . .         --          (300,424)         --
  Distributions to limited partners . . . . . . . . . . . .         --       (27,238,463)   (12,024,419)
                                                             ------------    -----------    -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . .         --       (27,538,887)   (12,246,452)
                                                             ------------    -----------    -----------

          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . .     3,977,668     (1,116,486)     2,839,820

          Cash and cash equivalents, beginning of year. . .     8,599,183      9,715,669      6,875,849
                                                             ------------    -----------    -----------

          Cash and cash equivalents, end of year. . . . . .  $ 12,576,851      8,599,183      9,715,669
                                                             ============    ===========    ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                                 2001            2000          1999
                                                             ------------    -----------    -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . .  $      --             --         1,394,116
                                                             ============    ===========    ===========

  Non-cash investing and financing activities:
      Sale of investment property:
      Total sale proceeds, net of selling expenses. . . . .  $      --             --        44,604,909
      Assumption of mortgages payable . . . . . . . . . . .         --             --       (25,197,830)
                                                             ------------    -----------    -----------

      Cash proceeds from sale of investment property,
        net of selling expenses . . . . . . . . . . . . . .  $      --             --        19,407,079
                                                             ============    ===========    ===========


      Net distribution in excess of recorded investment . .  $      --             --        (1,322,572)
                                                             ============    ===========    ===========






















                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2001, 2000 AND 1999


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership has held (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities have consisted of rentals to a wide variety of commercial companies, and the ultimate sale or disposition of such real estate.

    The accompanying financial statements include the accounts of the Partnership. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB Piper Jaffray Tower Associates II ("JMB/Piper II"); and 900 3rd Avenue Associates ("JMB/900").

     The Partnership holds an approximate indirect 50% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owned an indirect interest in the 1290 Avenue of the Americas property. Due to the Restructuring in November 1999, JMB/NYC acquired an indirect interest in the partnership that owns 237 Park Avenue and certain other investments (JMB/NYC's investment was significantly less than 1% of such partnership).

     The equity method of accounting had been applied with respect to the Partnership's indirect 50% indirect interest in JMB/NYC through Carlyle-XIV Associates, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). As of October 10, 1996 ("Effective Date"), the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership had no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring which was terminated upon sale of JMB/NYC's interest of the 1290 Partnership) and had no influence or control over the day-to-day affairs of the joint ventures which owned the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized.

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2001 and 2000 is summarized as follows:

                             2001                     2000
                   --------------------------------------------------
                                  TAX BASIS                TAX BASIS
                     GAAP BASIS  (UNAUDITED) GAAP BASIS   (UNAUDITED)
                    ------------ ----------------------  ------------

Total assets. . . . $ 12,854,386  61,746,244  9,765,074    58,966,792

Partners' capital
 accounts (deficits):
  General partners.  (16,815,113) (7,084,125)(17,011,384) (13,133,025)
  Limited partners.  (13,045,973)(85,083,527)(24,007,389)(164,140,219)

Net earnings (loss):
  General partners.      196,271   6,048,900    (97,600)       88,598
  Limited partners.   10,961,416  79,056,692 (2,342,409)    2,126,365

Net earnings (loss)
  per limited
  partnership
  interest. . . . .        27.54      198.59      (5.86)         5.32
                    ============ ======================  ============

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each year (398,100 at 2001 and 399,992 at 2000). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain to the General Partners and Holders of Interests for financial reporting and Federal income tax purposes. Reference is made to the Note entitled "Partnership Agreement" for a discussion of the allocations of profits and losses.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $12,577,000 and $8,555,000 at December 31, 2001 and 2000, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, two apartment complexes, fourteen office buildings and three shopping centers. Seventeen properties have been sold or disposed of by the Partnership as of December 31, 2001. Both of the properties indirectly owned at December 31, 2001 were operating.

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

     The results of operations for the Louis Joliet Mall, which was classified as held for sale or disposition as of December 31, 1996 and sold in July 1999, were $1,169,860 for the year ended December 31, 1999.

     In addition, the accompanying financial statements include income
(loss) of ($37,034), $1,130,706 and $1,622,491, respectively, of the
Partnership's share of total property operations of ($54,699), $2,501,377 and $5,210,110 of unconsolidated properties held for sale or disposition as of December 31, 2001 or sold or disposed of in the past three years.

     The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131, which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership are related to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets (including discontinued operations) that are to be held or disposed of by sale, as well as addresses certain discontinued operations issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Partnership does not generally hold its properties for sale and has historically not had significant operations that have been accounted for as "discontinued operations", the Partnership does not anticipate that SFAS 144 will have a significant impact on its current or future operations or financial results.

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 and 2001 presentation.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 2001 is a party to two operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $60,000,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to certain of the ventures. The JMB/NYC (through an interest in Carlyle-XIV Associates, L.P.), and South Tower joint venture agreements are, directly or indirectly, with partnerships (JMB/Manhattan Associates, Ltd. ("JMB/Manhattan"), Carlyle Real Estate Limited Partnership-XIII ("C-XIII") and Carlyle Real Estate Limited Partnership-XV ("C-XV")) sponsored by the Corporate General Partner or its affiliates.

     The Partnership has acquired, through the above ventures, interests in three office buildings, including the 1290 Avenue of the Americas building prior to the sale of the Partnership's indirect interest in the building in March 2001. The venture properties have been financed under various long-term debt arrangements as described below.

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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Building, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC; and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to the 2 Broadway Building was allocated in 1994 to the 237 Park Avenue and 1290 Avenue of the Americas buildings.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of the 2 Broadway Building. In June 1995, the 2 Broadway Joint Venture filed its pre- arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia & York affiliates.

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties (collectively, the "Properties") were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning the Properties. Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $2,900,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability as of December 31, 2000, in the accompanying financial statements. In connection with the purchase of JMB/NYC's indirect interest in the 1290 Partnership (as discussed below), the remaining collateral was released to JMB/NYC in late March 2001.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to purchase JMB/NYC's interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $320,000, was received in March 2002.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $686,000 and is reflected in the accompanying financial statements). Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $2,900,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and the collateral in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

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

     PIPER JAFFRAY TOWER

     In 1984, the Partnership with C-XV acquired, through JMB/Piper, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XV, acquired the developer's interest in the OB Joint Venture, which owned a fee interest in the land underlying the office building. JMB/Piper held its interest in the property through three joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provided that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses would be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper was obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bore interest at a rate of not more than 14.36% per annum, provided for payments of interest only from net cash flow, if any, and were repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $147,000,000 at December 31, 2000 and 1999. Due to the unlikely ability of Piper to pay such loan, JMB/Piper ceased accruing interest on the loan effective January 1, 2000.

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet, vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper executed new long-term leases representing an additional approximately 170,000 square feet. The property manager was actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space was released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper had not made the required debt service payments under the mortgage loan since June 1, 2000, and was in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to default) and 1999, no such cash flow was generated. As of April 2, 2001 (prior to transfer of title to the property), aggregate amounts due to the lender were approximately $109,000,000, including certain default interest.

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

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. On October 2, 2000, the Court approved such sale, subject to redemption of the property at any time within six months from the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the transfer of the property to the lender, the Partnership realized an extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also recognized approximately $20,897,000 of gain for Federal income tax purposes in 2001 as a result of the transfer with no corresponding distributable proceeds. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Piper venture agreements provided that any net cash flow, as defined, be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses were allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were generally allocated 71% to the JMB/Piper and 29% to the venture partners during 2001, 2000 and 1999.

     The Piper venture agreements further provided that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans would be repaid out of net proceeds. Any remaining proceeds would be distributed 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. The balance of the note receivable as of April 2, 2001 (prior to the transfer of title to the lender) was $129,786. The lender assumed such note upon the transfer of title to the property to the lender in April 2001.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower had not, as of June 30, 1999 resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999. However, as a result of the default discussed above, JMB/Piper reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it was not subject to continued depreciation beyond such date for financial reporting purposes.

     JMB/900

     In 1984, the Partnership with C-XV acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owned a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. Prior to the sale of their interests, the partners of Progress Partners were PPI, JRA and PC-900 (together "Venture Partners") and JMB/900.

     The terms of the JMB/900 venture agreement generally provided that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits and losses would be distributed or allocated to the Partnership in proportion to its 33-1/3% share of capital contributions.

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

     In March 1999, JMB/900 entered into a settlement agreement ("Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building. The Settlement Agreement generally provided for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, certain litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owned a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

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

     In February 2000, the Partnership received a distribution of approximately $26,400,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building. The Partnership's share of cash remaining at the venture (approximately $900,000) was received by the Partnership in May 2001.

     As Progress Partners had committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, had not been subject to continued depreciation beyond such date for financial reporting purposes.

     WELLS FARGO CENTER - SOUTH TOWER

     In June 1985, the Partnership acquired an interest in a joint venture partnership ("South Tower") which owns a 44-story office building in Los Angeles, California. The joint venture partners of the Partnership include C-XV ("Affiliated Partner") (prior to the lender's acquisition of C-XV's interest in the joint venture in December 2001), one of the sellers of the interests in South Tower, and another unaffiliated venture partner.

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

     Annual cash flow was to be distributed 80% to the Partnership and Affiliated Partner and 20% to another joint venture partner until the Partnership and the Affiliated Partner received, in the aggregate, a cumulative preferred return of $8,050,000 per annum. The remaining cash flow was to be distributable 49.99% to the Partnership and the Affiliated Partner, and the balance to the other joint venture partners. Additional contributions to South Tower were contributed 49.99% by the Partnership and the Affiliated Partner until all partners had contributed $10,000,000 in aggregate.

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

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds were to be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner received the amount of any deficiency in their preferred return described above plus an amount equal to their "Disposition Preference" (which, in general, began at $120,000,000 and increased annually by $8,000,000 to a maximum of $200,000,000). Any remaining net sale or refinancing proceeds were to be distributed 49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     In the fourth quarter of 1996, South Tower reached an agreement with its lender to modify the mortgage note secured by the property, and the Partnership reached an agreement with its lender to modify the promissory note secured by the Partnership's interest in South Tower. In conjunction with the note modifications, South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $5,712,902 were reversed, and the Partnership's share of losses in 2001, 2000 and 1999 of approximately $2,710,000, $1,660,000 and $1,938,000, respectively, were not recognized.

     The mortgage note secured by the property (with a balance, including accrued interest, of approximately $181,000,000 as of December 31, 2001), as extended, bears interest at 10% per annum and matures in September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which had an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $19,313,000 at December 31, 2001, has a maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company to the Partnership from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the note. The Partnership acknowledged certain of the defaults described in the notice of defaults. In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial code. The Partnership also agreed that, upon consummation of the foreclosure sale, any and all offsets, defenses and claims against the lender and certain other parties shall be waived and released. In addition, the Partnership irrevocably appointed the affiliate of the lender, or any designee of the affiliate of the lender, as the sole and exclusive proxy of the Partnership to vote and exercise any and all voting and related rights and to take any other action that the affiliate of the lender deems necessary to protect and preserve its security interest in the Partnership's interest in the limited liability company. The affiliate of the lender agreed that it shall not execute any agreement or document or otherwise take any action which would impose or result in any personal liability of or recourse to the Partnership. Upon the foreclosure of the Partnership's interest in the limited liability company, the Partnership will have no further right, title, or interest in the limited liability company. The foregoing releases, waivers, and irrevocable proxy were given by the Partnership solely to facilitate the foreclosure sale and if the foreclosure sale is not consummated for any reason on or before December 31, 2002, the same shall be deemed void with the same effect as if never given.

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

     In connection with the sale of the Louis Joliet Mall in July 1999, the Partnership placed approximately $43,000 into an escrow account to indemnify the buyer of the property against outstanding claims by certain contractors who had performed work on the property prior to the sale. During 2001, the claims were settled in full by the Partnership for $23,000. The Partnership has recorded as a receivable the escrowed amount of $43,188, which was received in January 2002, and has recorded an additional gain on sale of the Louis Joliet Mall of $20,188 in the accompanying financial statements.

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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2001 and
2000:
                                               2001           2000
                                            -----------    ----------
17% promissory note, in default; secured
 by the Partnership's interest in the
 Wells Fargo Center - South Tower office
 building in Los Angeles, California;
 stated maturity in September 2003 when
 principal and accrued interest are due .   $41,300,490    37,562,558
                                            -----------   -----------
          Total debt. . . . . . . . . . .    41,300,490    37,562,558
          Less current portion
            of long-term debt . . . . . .    41,300,490         --
                                            -----------   -----------

          Total long-term debt,
            less current portion. . . . .   $     --       37,562,558
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

     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners shall receive 1% until the Holders of Interests have received (i) cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) cumulative cash distributions from the Partnership's operations which, when combined with the net sale or refinancing proceeds previously distributed, equal a 6% annual non-compounded return on the Holders' average adjusted capital investment (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) for each year commencing with the third fiscal quarter of 1985. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive over the remaining term of the Partnership, distributions to the levels described above. The General Partners have received $121,527 of sale proceeds as of December 31, 2001 representing a portion of their 1% share of total sale distributions made, which will be required to be returned before termination of the Partnership.

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

     Additional rent based upon percentages of tenants' sales volumes included in rental income (prior to its sale in July 1999) aggregated $341,382, for the year ended December 31, 1999.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                                2001    2000     1999       2001
                              -------- -------  -------  ------------
Property management and
 leasing fees . . . . . . .   $  --       --    205,934       --
Insurance commissions . . .      --      7,641   24,269       --
Management fees to
 Corporate General Partner.      --    500,707    --          --
Reimbursement (at cost)
 for accounting services. .     32,505  23,464    2,759      7,744
Reimbursement (at cost)
 for portfolio management
 services . . . . . . . . .     30,260  58,434  128,487      1,386
Reimbursement (at cost)
 for legal services . . . .     40,321  21,415   29,093     11,126
Reimbursement (at cost)
 for administrative charges
 and other out-of-pocket
 expenses . . . . . . . . .     25,911  11,090   11,098       --
                              -------- -------  -------    -------
                              $128,997 622,751  401,640     20,256
                              ======== =======  =======    =======

     In connection with the distributions of cash flow from operations in February and August 2000, the General Partners received distributions aggregating approximately $134,000 and $167,000, respectively. The Corporate General Partner also received management fees aggregating approximately $223,000 and $278,000 (reflected in the table above) in February and August 2000, respectively.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $1,340,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying 2001 and 2000 balance sheets.

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

     The manager of Piper Jaffray Tower (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its property management fees pursuant to a loan modification. Such fees deferred by the affiliate were approximately $1,839,000 (of which approximately $919,500 was the Partnership's share) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrow funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are not reflected in the unconsolidated venture's balance sheet at December 31, 2000 and thereafter.

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/Piper, JMB/Piper II, JMB/900, Wells Fargo Center - South Tower and their unconsolidated ventures as of and for the years ended December 31, 2001 and 2000 is presented below.
                                            2001           2000
                                       -------------  -------------
Current assets. . . . . . . . . . . .  $   4,541,000     12,385,767
Current liabilities . . . . . . . . .    (13,523,000)   (17,413,504)
                                       -------------  -------------
    Working capital (deficit) . . . .     (8,982,000)    (5,027,737)
                                       -------------  -------------

Investment properties, net. . . . . .    146,417,985    211,915,769
Other assets. . . . . . . . . . . . .     15,145,036     41,165,198
Other liabilities . . . . . . . . . .       (604,000)      (204,699)
Long-term debt. . . . . . . . . . . .   (183,595,000)  (279,181,093)
                                       -------------  -------------
    Partners' capital (deficit) . . .  $ (31,617,979)   (31,322,562)
                                       =============  =============

                                            2001           2000
                                       -------------  -------------
Represented by:
  Invested capital. . . . . . . . . .  $ 204,097,181    337,361,524
  Cumulative distributions. . . . . .    (64,920,105)  (187,119,528)
  Cumulative income (losses). . . . .   (170,795,055)  (181,574,558)
                                       -------------  -------------
                                       $ (31,617,979)   (31,332,562)
                                       =============  =============

Total income. . . . . . . . . . . . .  $  53,368,494     52,097,842
                                       =============  =============

Expenses applicable to
  operating income. . . . . . . . . .  $  50,924,197     56,451,078
                                       =============  =============

Net income (loss) . . . . . . . . . .  $   2,443,099     (4,353,236)
                                       =============  =============

     Total income and net income (loss) for 2001 includes extraordinary items of $15,256,592 related to gain on forgiveness of indebtedness and write off of deferred mortgage fees resulting from the transfer of title to the Piper Jaffray Tower to the lender.

     Total income and net income (loss) for 2000 includes income of $5,394,954 related to the write off of deferred property management fees at the Piper Jaffray Tower.

     Total income, expenses applicable to operating income and net income for the above mentioned ventures for the year ended December 31, 1999 were $117,990,424, $82,002,789 and $35,987,635.

     Total income and net income for 1999 includes a gain on sale of investment property of $54,324,230 partially offset by extraordinary items of $5,983,746 related to the sale of the 900 Third Avenue Office Building in November 1999.

     During 1996, as a result of the restructuring at Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differs from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's shares of losses (approximately $2,710,000, $1,660,000 and $1,938,000) were not recognized in 2001, 2000 and 1999, respectively.

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2001
                      -----------------------------------------------
                            3/31       6/30       9/30        12/31
                        ----------- ---------- ----------  ----------
Total income. . . . . . $   118,114    131,057    111,606      63,534
                        =========== ========== ==========  ==========
Earnings (loss) before
 Partnership's share of
 gain on sale of indirect
 partnership interest and
 extraordinary items. . $ 6,064,449 (1,196,095)  (944,797) (1,100,430)
Partnership's share of
 gain (loss) on sale of
 indirect partnership
 interest . . . . . . .     686,076      --         --          --
Gain on sale of invest-
 ment property. . . . .       --         --         --         20,188
Extraordinary items . .       --     7,628,296      --          --
                        ----------- ---------- ----------  ----------
Net earnings (loss) . . $ 6,750,525  6,432,201   (944,797) (1,080,242)
                        =========== ========== ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   Partnership's share of
   gain on sale of in-
   direct partnership
   interest and extra-
   ordinary items . . . $     14.55      (2.87)     (2.27)      (2.65)
  Partnership's share of
   gain (loss) on sale of
   indirect partnership
   interest . . . . . .        1.70      --         --          --
  Gain on sale of invest-
   ment property. . . .       --         --         --            .05
  Extraordinary items .       --         18.88      --          --
                        ----------- ---------- ----------  ----------
      Net earnings
       (loss) . . . . . $     16.25      16.01      (2.27)      (2.60)
                        =========== ========== ==========  ==========

                                            2000
                      -----------------------------------------------
                            3/31       6/30       9/30        12/31
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

     There were no changes in or disagreements with accountants during 2000 or 2001.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and their affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of the directors and the executive officers of the Corporate General Partner of the Partnership are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

Judd D. Malkin            Chairman                      5/03/71
                          Director                      5/03/71
                          Chief Financial Officer       2/22/96
Neil G. Bluhm             President                     5/03/71
                          Director                      5/03/71
Burton E. Glazov          Director                      7/01/71
Stuart C. Nathan          Director                      3/14/73
A. Lee Sacks              Director                      5/09/88
John G. Schreiber         Director                      3/14/73
H. Rigel Barber           Chief Executive Officer       8/01/93
                          Executive Vice President      1/02/87
Gary Nickele              Executive Vice President      1/01/92
                          General Counsel               2/27/84
Gailen J. Hull            Senior Vice President         6/01/88

Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 2002. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 2002. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner in Carlyle-XIII. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, in the associate general partner in the Partnership and Carlyle-XIII.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 64) is Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC, and an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 64) is Executive Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC, and an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 63) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 60) has been associated with JMB since July, 1972. Until August 2001, Mr. Nathan was an Executive Vice President of JMB and, until December 2000, an officer and/or director of certain JMB affiliates. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 68) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 55) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation and of The Rouse Company, as well as director of a number of mutual funds advised by T. Rowe Price Associates, Inc. From February 1995 until November 2000, Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice President of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 53) is a Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 49) is a Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 53) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. The General Partners received a share of Partnership income for Federal income tax purposes aggregating $6,048,900 in 2001. Such allocation of income reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

     If upon completion of the liquidation and the distribution of all Partnership funds, the Holders of Interests have not received a specified amount of net sale or refinancing proceeds, the General Partners will be required to return the net sale or refinancing proceeds received by them, $121,527 as of the date of this report. The Holders of Interests are not expected to receive the specified amount of net sale or refinancing proceeds. Accordingly, it is expected that the General Partners will be required to return the amount of net sale or refinancing proceeds received by them prior to the termination of the Partnership.

     The General Partners of the Partnership or their affiliates may be reimbursed or paid for their direct expenses or out-of-pocket expenses and salary and salary-related expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2001, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $25,911, all of which was paid at December 31, 2001. Additionally, the General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 2001 were $103,086, of which $20,256 was unpaid as of December 31, 2001.

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

                  4-B.     Documents relating to the modification and
extension of the mortgage loan secured by Wells Fargo-South Tower is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

                  4-C.     Amended and restated promissory note between
Wells Fargo Bank and the Partnership is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-15962) dated March 21, 1997.

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

                  10-P.    Agreement of Purchase and Sale between
Progress Partners and Paramount Group, Inc. dated July 27, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated November 17, 1999.

                  10-Q.    Amendment to Agreement of Purchase and Sale
between Progress Partners and Paramount Group, Inc. dated September 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated November 17, 1999.

                  10-R.    Second Amendment to the Agreement of Purchase
and Sale between Progress Partners and Paramount Group, Inc. dated October 20, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated November 17, 1999.

                  10-S.    Third Amendment to the Agreement of Purchase
and Sale between Progress Partners and Paramount Group, Inc. dated November 2, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated November 17, 1999.

                  10-T.    Assignment of Partnership Interest between
Federal Deposit Insurance Corporation and 14-15 Office Associates, L.P., dated March 10, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 12, 1999.

                  10-U.    Assignment of Partnership Interest between P-C
900 Third Associates and 14-15 Office Associates, L.P. and 900 3rd Avenue Associates, dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 12, 1999.

                  10-V.    Assignment of Partnership Interest between 900
Realty, LLC and 900 3rd Avenue Associates dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 12, 1999.

                  10-W.    Amendment No. 2 to Amended and Restated
Agreement of General Partnership for Progress Partners dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 12, 1999.

                  10-X.    Amendment No. 3 to Amended and Restated
Agreement of General Partnership for Progress Partners dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 12, 1999.

                  10-Y.    Settlement Agreement and Release between
Progress Properties, Inc., J.R.A. Realty Corporation, P-C 900 Third Associates, 900 Realty LLC and 900 3rd Avenue Associates dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated May 12, 1999.

                  10-Z.    Restructuring Agreement related to 237/1290
Upper Tier Associates, L.P. dated October 27, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15962) dated March 23, 2000.

                  10-AA.   Contribution Agreement between 237/120 Upper
Tier Associates, L.P. and Oak Hill Strategic Partners, L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15962) dated March 23, 2000.

                  10-BB.   Amendment and Release Agreement by and among
Metropolis Realty Trust, Inc. Property Partners, L.P., Carlyle Associates-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15962) dated March 23, 2000.

                  10-CC.   Third Amended and Restated Limited Partnership
Agreement of 237/1290 Upper Tier Associates, L.P. by and between 237/1290 Upper Tier GP Corp., Carlyle Managers, Inc., a JMB/NYC Office Building Associates, L.P. dated November 19, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15962) dated March 23, 2000.

                  10-DD.   Intercreditor Agreement among Michigan Avenue
L.L.C., Carlyle-XIII Associates, L.P., Carlyle-XIV Associates, L.P. and Property Partners, L.P. dated November 19, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-15962) dated March 23, 2000.

                  10-EE.   Stipulation Agreement, dated July 20, 2000
between Teachers Insurance and Annuity Association of America (Plaintiff) and 222 S. Ninth Street Limited Partnership, et al. (Defendants) is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated November 10, 2000.

                  10.FF    Acknowledgment, Consent and Waiver between
Carlyle Real Estate Limited Partnership - XIV and ATC Realty, Inc. and Wells Fargo Bank, N.A., Irrevocable Proxy regarding Carlyle Real Estate Limited Partnership - XIV membership interests dated December 17, 2001, and Letter agreement referencing the Irrevocable Proxy regarding Carlyle Real Estate Limited Partnership - XIV membership interests dated December 17, 2001 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15962) dated December 17, 2001.


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

                  The Partnership's report on Form 8-K for December 17, 2001 (File No. 0-15962) describing the plan of an affiliate of the lender to foreclose on the Partnership's interest in the limited liability company which owns the Wells Fargo Center - South Tower.

        No annual report for the year 2001 or proxy material have been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 2002

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 2002

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 2002



                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President and
                        Principal Accounting Officer
                Date:   March 25, 2002

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 2002

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Director
                Date:   March 25, 2002

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 2002

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

4-A.      Long-term debt documents relating
          to the refinancing of the first
          and second mortgage loan secured by
          the Louis Joliet Mall                     Yes

4-B.      Documents relating to the modification
          and extension of the mortgage loan
          secured by Wells Fargo-South Tower        Yes

4-C.      Amended and restated promissory note
          of Wells Fargo Bank                       Yes

4-D.      Loan modification agreement of
          Wells Fargo Bank                          Yes

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

10-FF.    Acknowledgement, consent and Waiver
          between Carlyle Real Estate Partnership
          - XIV and ATC Realty, Inc. and Wells
          Fargo Bank, N.A.                          Yes

21.       List of Subsidiaries                      No

24.       Powers of Attorney                        No