Form 10-Q
period 2002-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2002-05-15
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2002  Commission file number 0-15962




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    14



PART II    OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    19

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    20

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS

                 MARCH 31, 2002 AND DECEMBER 31, 2001

                              (UNAUDITED)


                                ASSETS
                                ------


                                          MARCH 31,      DECEMBER 31,
                                            2002            2001
                                        ------------     -----------

Current assets:
  Cash and cash equivalents . . . . .   $ 12,791,833      12,576,851
  Interest, rents and other
   receivables. . . . . . . . . . . .         21,733          67,160
                                        ------------    ------------
        Total current assets. . . . .     12,813,566      12,644,011
                                        ------------    ------------

Other assets. . . . . . . . . . . . .        210,375         210,375
                                        ------------    ------------
                                        $ 13,023,941      12,854,386
                                        ============    ============

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                      BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

                                          MARCH 31,      DECEMBER 31,
                                            2002            2001
                                        ------------     -----------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     48,650          92,410
  Current portion of long-term debt .     42,234,973      41,300,490
                                        ------------    ------------
        Total current liabilities . .     42,283,623      41,392,900

Distributions received in excess
  of recorded investment, net . . . .          --          1,322,572
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .     42,283,623      42,715,472

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings
     (losses) . . . . . . . . . . . .    (14,723,492)    (14,698,315)
    Cumulative cash distributions . .     (2,117,798)     (2,117,798)
                                        ------------    ------------
                                         (16,840,290)    (16,815,113)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
     net of offering costs. . . . . .    351,746,836     351,746,836
    Cumulative net earnings
     (losses) . . . . . . . . . . . .   (262,689,950)   (263,316,531)
    Cumulative cash distributions . .   (101,476,278)   (101,476,278)
                                        ------------    ------------
                                         (12,419,392)    (13,045,973)
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .    (29,259,682)    (29,861,086)
                                        ------------    ------------
                                        $ 13,023,941      12,854,386
                                        ============    ============


















            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              (UNAUDITED)



                                               2002           2001
                                            ----------     ----------

Income:
  Interest income . . . . . . . . . . .     $   59,322        118,114
  Other income. . . . . . . . . . . . .         14,926          --
                                            ----------     ----------
                                                74,248        118,114
                                            ----------     ----------

Expenses:
  Mortgage and other interest . . . . .        934,483        934,483
  Professional services . . . . . . . .        102,000        119,725
  General and administrative. . . . . .         77,468        137,396
                                            ----------     ----------
                                             1,113,951      1,191,604
                                            ----------     ----------

                                            (1,039,703)    (1,073,490)
Partnership's share of the reduction
  of the maximum unfunded obligation
  under and income related to
  termination of the indemnification
  agreement . . . . . . . . . . . . . .          --         7,144,354
Partnership's share of operations
  of unconsolidated ventures. . . . . .          --            (6,415)
                                            ----------     ----------
      Earnings (loss) before gains
        on sale or disposition of
        indirect partnership
        interests . . . . . . . . . . .     (1,039,703)     6,064,449

Partnership's share of gains on sale
  of indirect partnership interests . .      1,641,107        686,077
                                            ----------     ----------
      Net earnings (loss) . . . . . . .     $  601,404      6,750,526
                                            ==========     ==========

Net earnings (loss) per limited
 partnership interest:
  Earnings (loss) before gains on
    sale or disposition of indirect
    partnership interests . . . . . . .     $    (2.51)         14.55
  Partnership's share of gains on
    sale of indirect partnership
    interests . . . . . . . . . . . . .           4.08           1.70
                                            ----------     ----------
      Net earnings (loss) per limited
        partnership interest. . . . . .     $     1.57          16.25
                                            ==========     ==========








            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              (UNAUDITED)



                                              2002            2001
                                           -----------     ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .    $   601,404      6,750,526
  Items not requiring (providing)
   cash or cash equivalents:
    Long-term debt - deferred
      accrued interest. . . . . . . . .        934,483        934,483
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the indemni-
      fication agreement. . . . . . . .          --        (7,144,354)
    Partnership's share of operations
      of unconsolidated ventures. . . .          --             6,415
    Partnership's share of gains on
      sale of indirect partnership
      interests . . . . . . . . . . . .     (1,641,107)      (686,077)
  Changes in:
    Interest, rents and other
      receivables . . . . . . . . . . .         45,427          8,490
    Accounts payable and other
      current liabilities . . . . . . .        (43,760)        25,188
                                           -----------     ----------
          Net cash provided by
            (used in) operating
            activities. . . . . . . . .       (103,553)      (105,329)
                                           -----------     ----------
Cash flows from investing activities:
  Cash proceeds from Partnership's
    share of gains on sale of
    indirect partnership interests. . .        318,535          --
                                           -----------     ----------
          Net cash provided by
            (used in) investing
            activities. . . . . . . . .        318,535          --
                                           -----------     ----------
          Net increase (decrease)
            in cash and cash equi-
            valents . . . . . . . . . .        214,982       (105,329)
          Cash and cash equivalents,
            beginning of year . . . . .     12,576,851      8,599,183
                                           -----------     ----------
          Cash and cash equivalents,
            end of period . . . . . . .    $12,791,833      8,493,854
                                           ===========     ==========

Supplemental disclosure of cash
 flow information:
  Recognition of reduction of
    distributions received in
    excess of recorded investment,
    net as gain . . . . . . . . . . . .    $ 1,322,572          --
                                           ===========     ==========

            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 2002 AND 2001

                              (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 2001 which are included in the Partnership's 2001 Annual Report on Form 10-K filed on April 1, 2002 (File No. 0-15962) as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2001 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying financial statements include for the three month period ended March 31, 2001 operations of $(6,415) as the Partnership's share of total property operations of $(366) of unconsolidated properties which were classified as held for sale or disposition or sold in the past two years.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 were as follows:

                                                           Unpaid at
                                                           March 31,
                                      2002       2001        2002
                                    -------     ------     ---------
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partner-
  ship and its investment
  properties. . . . . . . . . .     $21,766     18,969       20,596
                                    =======     ======      =======

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC's indirect interest in the 1290 Partnership was sold, and as a result, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $2,900,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership (prior to its sale in January 2002) was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $320,000 in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property associated with JMB/NYC, the distributions received in excess of recorded investment was reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $686,000). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $2,900,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2002, was approximately $174,896,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership.

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

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs. Prior to default, no such cash flow was generated. As of April 2, 2001 (prior to transfer of title to the property), aggregate amounts due to the lender were approximately $109,000,000, including certain default interest.

     On a monthly basis, Piper was required to deposit the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow was not sufficient to cover such items or to be applied to the outstanding loan balance in the event of a default. During July 2000, the escrow balance of approximately $5,146,000 was applied to the outstanding principal balance of the loan, as a result of the default. The manager of the property (which was an affiliate of the Corporate General Partner through November
1994) had agreed to defer receipt of its management fee and receive the payment thereof out of the amount available from the escrow account, if any. As of July 2000, the manager had deferred approximately $5,395,000 ($1,839,000 of which represented deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. However, in conjunction with the appointment of the receiver at the property and the application of the funds in the escrow account to the outstanding loan balance, the obligation to pay the deferred fees was released. As a result, such fees were written off during 2000.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses, within certain limitations, in connection with the transaction, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation agreement and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property. On October 2, 2000, the court approved such sale, subject to redemption of the property at any time within six months from the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $183,000,000 as at March 31, 2002), as extended, bears interest at 10% per annum and matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $20,247,000 at March 31, 2002, has a scheduled maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributable to the Partnership by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the three months ended March 31, 2001 is as follows:

                                                              2001
                                                           ----------

  Total income from properties (unconsolidated) . . .      $3,882,257
                                                           ==========

  Operating profit (loss) of ventures . . . . . . . .      $     (366)
                                                           ----------
  Net earnings (loss) . . . . . . . . . . . . . . . .      $     (366)
                                                           ==========

  Partnership's share of income (loss). . . . . . . .      $   (6,415)
                                                           ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2002 and for the three months ended March 31, 2002 and 2001.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning certain of the Partnership's investment properties.

     At March 31, 2002, the Partnership had cash and cash equivalents of approximately $12,792,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 237 Partnership in January 2002. The Partnership received its share of the proceeds from such sale (approximately $320,000) in March 2002. As discussed in more detail in the Notes, the Wells Fargo Center - South Tower investment property is restricted as to the use of excess cash flows by an escrow agreement negotiated pursuant to loan modifications. It is currently expected that the Partnership's interest in the Wells Fargo Center - South Tower investment property will be foreclosed upon before the end of 2002 as a result of certain defaults under the loan secured by such interest. The Partnership does not consider its remaining investment property to be a potential source of future cash generated from sales or operations.

     The Partnership has not budgeted any amounts for its share of tenant improvements and other capital expenditures as it has no funding obligations for its remaining investment property.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership (prior to its sale in January 2002) was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $320,000, in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property associated with JMB/NYC, the distributions received in excess of recorded investment was reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment was created by the

1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $686,000). Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $2,900,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2002, was approximately $174,896,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed above, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $2,900,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

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

     As a result of the transfer, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also recognized approximately $20,897,000 of gain for Federal income tax purposes in the second quarter of 2001 as a result of the transfer with no corresponding distributable proceeds. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Wells Fargo Center - South Tower continues to suffer from the effects of the high level of debt secured by the property, and provides no cash flow to the Partnership. During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns the property. The Partnership acknowledged certain of the defaults described in the notice of default.
In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial Code.
The Partnership also agreed that, upon consummation of the foreclosure sale, any and all offsets, defenses and claims against the lender and certain other parties shall be waived and released. In addition, the Partnership irrevocably appointed the affiliate of the lender, or any designee of the affiliate of the lender, as the sole and exclusive proxy of the Partnership to vote and exercise any and all voting and related rights and to take any other action that the affiliate of the lender deems necessary to protect and preserve its security interest in the Partnership's interest in the limited liability company. The affiliate of the lender agreed that it shall not execute any agreement or document or otherwise take any action which would impose or result in any personal liability of or recourse to the Partnership. Upon the foreclosure of the Partnership's interest in the limited liability company, the Partnership will have no further right, title, or interest in the limited liability company. The foregoing releases, waivers, and irrevocable proxy were given by the Partnership solely to facilitate the foreclosure sale and if the foreclosure sale is not consummated for any reason on or before December 31, 2002, the same shall be deemed void with the same effect as if never given. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2002, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2002 with no corresponding proceeds. The amended and restated promissory note had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $20,247,000 at March 31, 2002.

     The Partnership's interest through JMB/NYC in 237 Park was sold in January 2002. The Partnership's only remaining investment property is its interest in Wells Fargo Center - South Tower, and the Partnership does not expect to receive any proceeds from the operations or disposition of this investment property. In December 2001, the Partnership consented to plans to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002. In the event that the Partnership's interest in the Wells Fargo Center - South Tower is foreclosed upon during 2002, the Partnership expects that its liquidation and termination will occur by December 31, 2002, barring unforeseen circumstances.

     Although the Partnership expects to make a minimal liquidating cash distribution, aggregate distributions received by Holders of Interest over the entire term of the Partnership will be less than 30% of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes, regardless of whether any proceeds are distributed from such sales or other dispositions.

A portion of such gain will be recognized in 2002 as a result of the sale of JMB/NYC's indirect interest in the 237 Partnership, and the remainder of such gain will also be recognized in 2002 if the foreclosure of the Partnership's interest in Wells Fargo Center - South Tower is completed before the end of this year. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at March 31, 2002 as compared to December 31, 2001 is primarily due to the collection of sale proceeds of approximately $43,000 held in escrow since the close of the sale of the Louis Joliet Mall which was recorded as a receivable at December 31, 2001.

     The decrease in accounts payable at March 31, 2002 as compared to December 31, 2001 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The decrease in distributions received in excess of recorded investment, net at March 31, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc. Such investment has been reduced to zero and included in the Partnership's share of gain on sale of indirect partnership interest due to the sale of the Partnership's indirect interest in the 237 Partnership, the Partnership's last JMB/NYC related investment property in January 2002.

     The decrease in interest income for the three months ended March 31, 2002, as compared to the same period in 2001 is primarily due to a lower average interest rate on invested funds during 2002.

     The increase in other income for the three months ended March 31, 2002 as compared to the same period in 2001 is due to the collection of an insurance settlement relating to a formerly owned property.

     The decrease in general and administrative expenses for the three months ended March 31, 2002, as compared to the same period in 2001 is primarily due to the payment in the first quarter of 2001 by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall.

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

     The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2002 is the aggregate of the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment, net. The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership in March 2001.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower. The Partnership acknowledged certain of the defaults described in the notice of default. In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial Code. The note had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $20,247,000 at March 31, 2002. Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the default under such note.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2002, was approximately $174,896,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.

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

             10-A. Assignment of Interest in Oak Hill Strategic Partners, L.P. by and between 237/1290 Upper Tier Associates, L.P. and FW Strategic Asset Management, LP dated as of January 31, 2002 is hereby incorpor-ated herein by reference to the Partnership's Report for January 31, 2002 on Form 8-K (File No. 0-15962) dated February 21, 2002.
--------------

             * Previously filed as Exhibits 3-B and 3-C, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act (File No. 0-15962) filed on March 30, 1993 and hereby incorporated herein by reference.

        (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                  The Partnership's report on Form 8-K for January 31,
             2002 (File No. 0-15962) describing the sale of JMB/NYC's indirect interest in the 237 Partnership.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 2002