Form 10-Q
period 2002-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2002-08-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2002   Commission file number 0-15962




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

                            BALANCE SHEETS

                  JUNE 30, 2002 AND DECEMBER 31, 2001

                              (UNAUDITED)


                                ASSETS
                                ------


                                          JUNE 30,       DECEMBER 31,
                                            2002            2001
                                        ------------     -----------

Current assets:
  Cash and cash equivalents . . . . .   $ 12,761,168      12,576,851
  Interest and other receivables. . .         18,849          67,160
                                        ------------    ------------
        Total current assets. . . . .     12,780,017      12,644,011
                                        ------------    ------------

Other assets. . . . . . . . . . . . .          --            210,375
                                        ------------    ------------
                                        $ 12,780,017      12,854,386
                                        ============    ============

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                      BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

                                          JUNE 30,       DECEMBER 31,
                                            2002            2001
                                        ------------     -----------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     25,584          92,410
  Current portion of long-term debt .     43,169,456      41,300,490
                                        ------------    ------------
        Total current liabilities . .     43,195,040      41,392,900

Distributions received in excess
  of recorded investment, net . . . .          --          1,322,572
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .     43,195,040      42,715,472

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings
     (losses) . . . . . . . . . . . .    (14,769,706)    (14,698,315)
    Cumulative cash distributions . .     (2,117,798)     (2,117,798)
                                        ------------    ------------
                                         (16,886,504)    (16,815,113)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
     net of offering costs. . . . . .    351,746,836     351,746,836
    Cumulative net earnings
     (losses) . . . . . . . . . . . .   (263,799,077)   (263,316,531)
    Cumulative cash distributions . .   (101,476,278)   (101,476,278)
                                        ------------    ------------
                                         (13,528,519)    (13,045,973)
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .    (30,415,023)    (29,861,086)
                                        ------------    ------------
                                        $ 12,780,017      12,854,386
                                        ============    ============


















            See accompanying notes to financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30                      JUNE 30
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                   -----------    ----------    ----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .  $    55,638       119,843       114,960       237,957
  Other income. . . . . . . . . . . . . . . . . .        --            --           14,926         --
                                                   -----------    ----------    ----------    ----------
                                                        55,638       119,843       129,886       237,957
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage interest . . . . . . . . . . . . . . .      934,483       934,483     1,868,966     1,868,966
  Professional services . . . . . . . . . . . . .       96,960       120,834       198,960       240,559
  General and administrative. . . . . . . . . . .      179,536       223,844       257,004       361,240
                                                   -----------    ----------    ----------    ----------
                                                     1,210,979     1,279,161     2,324,930     2,470,765
                                                   -----------    ----------    ----------    ----------
                                                    (1,155,341)   (1,159,318)   (2,195,044)   (2,232,808)
Partnership's share of the reduction of the
  maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . .        --            --            --        7,144,354
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .        --          (36,777)        --          (43,191)
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) before Partnership's share
        of gains on sale of investment properties
        and extraordinary items . . . . . . . . .   (1,155,341)   (1,196,095)   (2,195,044)    4,868,355
Partnership's share of gains on sale of
  indirect partnership interests. . . . . . . . .        --            --        1,641,107       686,076
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) before extra-
        ordinary items. . . . . . . . . . . . . .   (1,155,341)   (1,196,095)     (553,937)    5,554,431

Extraordinary items:
  Partnership's share of extraordinary items
    from unconsolidated ventures. . . . . . . . .        --        7,628,296         --        7,628,296
                                                   -----------    ----------    ----------    ----------
      Net earnings (loss) . . . . . . . . . . . .  $(1,155,341)    6,432,201      (553,937)   13,182,727
                                                   ===========    ==========    ==========    ==========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30                      JUNE 30
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                   -----------    ----------    ----------    ----------
Net earnings (loss) per limited
 partnership interest:
  Earnings (loss) before Partnership's share
    of gains on sale of investment properties
    and extraordinary items . . . . . . . . . . .  $    (2.78)         (2.87)        (5.29)        11.68
  Partnership's share of gains on sale of
    indirect partnership interests. . . . . . . .        --            --             4.08          1.70
                                                   -----------    ----------    ----------    ----------
      Earnings (loss) per limited partnership
        interest before extraordinary items . . .        (2.78)        (2.87)        (1.21)        13.38

Extraordinary items:
  Partnership's share of extraordinary items
    from unconsolidated ventures. . . . . . . . .        --            18.88         --            18.88
                                                   -----------    ----------    ----------    ----------

      Net earnings (loss) per limited
        partnership interest. . . . . . . . . . .  $     (2.78)        16.01         (1.21)        32.26
                                                   ===========    ==========    ==========    ==========

      Cash distributions per limited
        partnership interest. . . . . . . . . . .  $     --            --            --            --
                                                   ===========    ==========    ==========    ==========













                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)

                                                 2002         2001
                                             -----------   ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . .  $  (553,937)  13,182,727
  Items not requiring (providing) cash or
   cash equivalents:
    Long-term debt - deferred accrued
      interest. . . . . . . . . . . . . . .    1,868,966    1,868,966
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under and income related to the
      termination of the indemnification
      agreement . . . . . . . . . . . . . .        --      (7,144,354)
    Partnership's share of operations of
      unconsolidated ventures . . . . . . .        --          43,191
    Partnership's share of gains on sale
      of indirect partnership interests . .   (1,641,107)    (686,076)
    Extraordinary items . . . . . . . . . .        --      (7,628,296)
  Changes in:
    Interest and other receivables. . . . .       48,311       11,178
    Other assets. . . . . . . . . . . . . .        2,491        --
    Accounts payable and other current
      liabilities . . . . . . . . . . . . .      (66,826)      65,386
                                             -----------   ----------
          Net cash provided by (used in)
            operating activities. . . . . .     (342,102)    (287,278)
                                             -----------   ----------
Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures . . . . . . . .        --       3,779,855
  Cash proceeds from Partnership's share
    of gains on sale of indirect
    partnership interests . . . . . . . . .      318,535      686,076
  Return of Partnership's advance to
    affiliated entity . . . . . . . . . . .      207,884        --
  Partnership's contribution to
    unconsolidated venture. . . . . . . . .        --          (7,147)
                                             -----------   ----------
          Net cash provided by (used in)
            investing activities. . . . . .      526,419    4,458,784
                                             -----------   ----------
          Net increase (decrease) in
            cash and cash equivalents . . .      184,317    4,171,506
          Cash and cash equivalents,
            beginning of year . . . . . . .   12,576,851    8,599,183
                                             -----------   ----------
          Cash and cash equivalents,
            end of period . . . . . . . . .  $12,761,168   12,770,689
                                             ===========   ==========

Supplemental disclosure of cash flow
 information:
  Recognition of reduction of distribu-
    tions received in excess of recorded
    investment, net as gain . . . . . . . .  $ 1,322,572        --
                                             ===========   ==========




            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001

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

     The accompanying financial statements include for the six month period ended June 30, 2001 operations of $(43,191) as the Partnership's share of total property operations of $(55,344) of unconsolidated properties which were classified as held for sale or disposition or sold in the past two years.

     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 were as follows:

                                                           Unpaid at
                                                            June 30,
                                     2002        2001        2002
                                    -------     ------     ---------
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partner-
  ship and its investment
  properties. . . . . . . . . .     $50,649     64,019       21,816
                                    =======     ======       ======

JMB/NYC

     JMB/NYC is a limited partnership among Carlyle-XIV Associates, L.P., and its affiliates, Carlyle-XIII Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 50% shareholder of Carlyle Managers, Inc. The Partnership currently holds, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 50% shareholder. The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. is an affiliate of the Partnership.

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

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC has been a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership (prior to its sale in January 2002) was significantly less than 1% of the 237 Partnership.) The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $320,000 in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property associated with JMB/NYC, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. The Partnership received $207,884 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance, including accrued interest, of approximately $185,000,000 at June 30, 2002), as extended, bears interest at 10% per annum and matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $21,988,000, and accrued interest of approximately $21,182,000 at June 30, 2002, has a scheduled maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributable to the Partnership by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the six months ended June 30, 2001 is as follows:

                                                        2001
                                                     -----------

  Total income from properties
    (unconsolidated). . . . . . . . . . . . . .      $ 3,894,705
                                                     ===========

  Operating profit (loss) of ventures . . . . .      $   (55,344)
  Extraordinary items . . . . . . . . . . . . .       15,247,014
                                                     -----------
  Net earnings (loss) . . . . . . . . . . . . .      $15,191,670
                                                     ===========

  Partnership's share of income (loss). . . . .      $ 7,592,541
                                                     ===========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning certain of the Partnership's investment properties.

     At June 30, 2002, the Partnership had cash and cash equivalents of approximately $12,761,000. Such funds were available for working capital requirements and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 237 Partnership in January 2002. The Partnership received its share of the proceeds from such sale (approximately $320,000) in March 2002. In May 2002, the Partnership received approximately $208,000 as a return of its 1999 advance to the limited partners of JMB/NYC. The Wells Fargo Center - South Tower investment property is restricted as to the use of excess cash flows by an escrow agreement negotiated pursuant to loan modifications. It is currently expected that the Partnership's interest in the Wells Fargo Center - South Tower investment property will be foreclosed upon before the end of 2002 as a result of certain defaults under the loan secured by such interest. The Partnership does not consider its remaining investment property to be a potential source of future cash generated from sales or operations.

     The Partnership has not budgeted any amounts for its share of tenant improvements and other capital expenditures as it has no funding obligations for its remaining investment property.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC has been a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership (prior to its sale in January 2002) was significantly less than 1% of the 237 Partnership.) The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $320,000, in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property associated with JMB/NYC, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in

2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. The Partnership received $207,884 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC.

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

     The Wells Fargo Center - South Tower continues to suffer from the effects of the high level of debt secured by the property, and provides no cash flow to the Partnership. During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns the property. The Partnership acknowledged certain of the defaults described in the notice of default.
In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial Code.
The Partnership also agreed that, upon consummation of the foreclosure sale, any and all offsets, defenses and claims against the lender and certain other parties shall be waived and released. In addition, the Partnership irrevocably appointed the affiliate of the lender, or any designee of the affiliate of the lender, as the sole and exclusive proxy of the Partnership to vote and exercise any and all voting and related rights and to take any other action that the affiliate of the lender deems necessary to protect and preserve its security interest in the Partnership's interest in the limited liability company. The affiliate of the lender agreed that it shall not execute any agreement or document or otherwise take any action which would impose or result in any personal liability of or recourse to the Partnership. Upon the foreclosure of the Partnership's interest in the limited liability company, the Partnership will have no further right, title, or interest in the limited liability company. The foregoing releases, waivers, and irrevocable proxy were given by the Partnership solely to facilitate the foreclosure sale and if the foreclosure sale is not consummated for any reason on or before December 31, 2002, the same shall be deemed void with the same effect as if never given. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2002, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2002 with no corresponding proceeds. The amended and restated promissory note had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $21,182,000 at June 30, 2002.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at June 30, 2002 as compared to December 31, 2001 is primarily due to the collection of sale proceeds of approximately $43,000 held in escrow since the close of the sale of the Louis Joliet Mall which was recorded as a receivable at December 31, 2001.

     The decrease in other assets at June 30, 2002 as compared to December 31, 2001 is due to the return of the Partnership's 1999 advance to the limited partners of JMB/NYC related to the tranche of the Purchase Note, as described more fully above.

     The decrease in accounts payable at June 30, 2002 as compared to December 31, 2001 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The increase in current portion of long-term debt at June 30, 2002 as compared to December 31, 2001 is due to the accrual of interest on the mortgage note secured by the Wells Fargo Center property.

     The decrease in distributions received in excess of recorded investment, net at June 30, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc. Such investment has been reduced to zero and included in the Partnership's share of gain on sale of indirect partnership interest due to the sale of the Partnership's indirect interest in the 237 Partnership, the Partnership's last JMB/NYC related investment property, in January 2002.

     The decrease in interest income for the three and six months ended June 30, 2002, as compared to the same periods in 2001 is primarily due to a lower average interest rate on invested funds during 2002.

     The increase in other income for the six months ended June 30, 2002 as compared to the same period in 2001 is due to the collection of an insurance settlement relating to a formerly owned property.

     The decrease in professional services for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to lower costs for accounting services in 2002.

     The decrease in general and administrative expenses for the six months ended June 30, 2002, as compared to the same period in 2001 is primarily due to the payment in the first quarter of 2001 by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall, and also due to payment of a settlement amount for a dispute related to construction costs of a formerly owned property made in the second quarter of 2001. The decrease in general and administrative expenses for the three months ended June 30, 2002, as compared to the same period in 2001 is primarily due to payment of the settlement amount for a dispute related to construction costs of a formerly owned property made in the second quarter of 2001.

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

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 2002, as compared to the same periods in 2001 is due to the Partnership no longer having an ownership interest in the Piper Jaffray Tower in 2002 and also due to the Partnership's final share of operations received in 2001 in regards to the winding up of the affairs related to the Partnership's ownership interest in the 900 Third Avenue Building, as described more fully in the Notes.

     The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2002 is the aggregate of the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment, net. The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership in March 2001.

     The Partnership's share of extraordinary items from unconsolidated ventures for the three and six months ended June 30, 2001 are the net amount of the Partnership's share of gain on forgiveness of indebtedness of $8,039,165 and write-off of deferred mortgage fees of $410,869 resulting from the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower. The Partnership acknowledged certain of the defaults described in the notice of default. In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial Code. The note had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $21,182,000 at June 30, 2002. Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the default under such note.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             3-A. Amended and Restated Agreement of Limited Partnership is filed herewith.

             3-B. Assignment Agreement by and among the Partnership, the General Partners and the Initial Limited Partner is filed herewith.

             3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

             99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.


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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 12, 2002