Form 10-Q
period 2002-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIV /IL/
filed 2002-11-14
CIK 737291

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2002Commission file number 0-15962




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    15


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    20




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    21


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    22

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS

               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                              (UNAUDITED)


                                ASSETS
                                ------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                       -------------     -----------

Current assets:
  Cash and cash equivalents . . . . .   $ 12,868,662      12,576,851
  Interest and other receivables. . .         17,109          67,160
                                        ------------    ------------
        Total current assets. . . . .     12,885,771      12,644,011
                                        ------------    ------------

Other assets. . . . . . . . . . . . .          --            210,375
                                        ------------    ------------
                                        $ 12,885,771      12,854,386
                                        ============    ============

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                      BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

                                       SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                       -------------     -----------

Current liabilities:
  Accounts payable. . . . . . . . . .   $     24,317          92,410
  Current portion of long-term debt .          --         41,300,490
                                        ------------    ------------
        Total current liabilities . .         24,317      41,392,900

Distributions received in excess
  of recorded investment, net . . . .          --          1,322,572
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .         24,317      42,715,472

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings
     (losses) . . . . . . . . . . . .      2,541,798     (14,698,315)
    Cumulative cash distributions . .     (2,117,798)     (2,117,798)
                                        ------------    ------------
                                             425,000     (16,815,113)
                                        ------------    ------------
  Limited partners:
    Capital contributions,
     net of offering costs. . . . . .    351,746,836     351,746,836
    Cumulative net earnings
     (losses) . . . . . . . . . . . .   (237,834,104)   (263,316,531)
    Cumulative cash distributions . .   (101,476,278)   (101,476,278)
                                        ------------    ------------
                                          12,436,454     (13,045,973)
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .     12,861,454     (29,861,086)
                                        ------------    ------------
                                        $ 12,885,771      12,854,386
                                        ============    ============


















            See accompanying notes to financial statements.

<table>                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                 (UNAUDITED)
                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                     ------------------------- -------------------------
                                                          2002         2001         2002         2001
                                                      -----------   ----------   ----------   ----------
Income:
  Interest income . . . . . . . . . . . . . . . . . . $    52,814      111,606      167,774      349,563
  Other income. . . . . . . . . . . . . . . . . . . .     124,805        --         139,731        --
                                                      -----------   ----------   ----------   ----------
                                                          177,619      111,606      307,505      349,563
                                                      -----------   ----------   ----------   ----------
Expenses:
  Mortgage interest . . . . . . . . . . . . . . . . .     752,708      934,483    2,621,674    2,803,449
  Professional services . . . . . . . . . . . . . . .      16,374       11,874      215,334      252,433
  General and administrative. . . . . . . . . . . . .      62,076      110,046      319,080      471,286
                                                      -----------   ----------   ----------   ----------
                                                          831,158    1,056,403    3,156,088    3,527,168
                                                      -----------   ----------   ----------   ----------
                                                         (653,539)    (944,797)  (2,848,583)  (3,177,605)
Partnership's share of the reduction of the maximum
  unfunded obligation under and income related to
  termination of the indemnification agreement. . . .       --           --           --       7,144,354
Partnership's share of operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . . .       --           6,092        --         (37,099)
                                                      -----------   ----------   ----------   ----------
      Earnings (loss) before Partnership's share of
        gains on sale of investment properties and
        extraordinary items . . . . . . . . . . . . .    (653,539)    (938,705)  (2,848,583)   3,929,650
Partnership's share of gains on sale of indirect
  partnership interests . . . . . . . . . . . . . . .       7,852        --       1,648,959      686,076
                                                      -----------   ----------   ----------   ----------
      Earnings (loss) before extraordinary items. . .    (645,687)    (938,705)  (1,199,624)   4,615,726

Extraordinary items:
  Partnership's share of extraordinary items from
    unconsolidated ventures . . . . . . . . . . . . .       --           --           --       7,628,296
  Gain on forgiveness of indebtedness . . . . . . . .  43,922,164        --      43,922,164        --
                                                      -----------   ----------   ----------   ----------
      Net earnings (loss) . . . . . . . . . . . . . . $43,276,477     (938,705)  42,722,540   12,244,022
                                                      ===========   ==========   ==========   ==========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                     ------------------------- -------------------------
                                                          2002         2001         2002         2001
                                                      -----------   ----------   ----------   ----------
Net earnings (loss) per limited
 partnership interest:
  Earnings (loss) before Partnership's share of
    gains on sale of investment properties and
    extraordinary items . . . . . . . . . . . . . . . $     (1.58)       (2.27)       (6.87)        9.43
  Partnership's share of gains on sale of indirect
    partnership interests . . . . . . . . . . . . . .         .02        --            4.10         1.70
                                                      -----------   ----------   ----------   ----------
      Earnings (loss) per limited partnership
        interest before extraordinary items . . . . .       (1.56)       (2.27)       (2.77)       11.13

Extraordinary items:
  Partnership's share of extraordinary items
    from unconsolidated ventures. . . . . . . . . . .       --           --           --           18.88
  Gain on forgiveness of indebtedness . . . . . . . .       66.78        --           66.78        --
                                                      -----------   ----------   ----------   ----------

      Net earnings (loss) per limited partnership
        interest. . . . . . . . . . . . . . . . . . . $     65.22        (2.27)       64.01        30.01
                                                      ===========   ==========   ==========   ==========

      Cash distributions per limited partnership
        interest. . . . . . . . . . . . . . . . . . . $     --           --           --           --
                                                      ===========   ==========   ==========   ==========












                               See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)


                                                 2002         2001
                                             -----------   ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . .  $42,722,540   12,244,022
  Items not requiring (providing) cash or
   cash equivalents:
    Long-term debt - deferred accrued
      interest. . . . . . . . . . . . . . .    2,621,674    2,803,449
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under and income related to the
      termination of the indemnification
      agreement . . . . . . . . . . . . . .        --      (7,144,354)
    Partnership's share of operations of
      unconsolidated ventures . . . . . . .        --          37,099
    Partnership's share of gains on sale
      of indirect partnership interests . .   (1,648,959)    (686,076)
    Extraordinary items . . . . . . . . . .  (43,922,164)  (7,628,296)
  Changes in:
    Interest and other receivables. . . . .       50,051       20,518
    Other assets. . . . . . . . . . . . . .        2,491        --
    Accounts payable. . . . . . . . . . . .      (68,093)      13,538
                                             -----------   ----------
          Net cash provided by (used in)
            operating activities. . . . . .     (242,460)    (340,100)
                                             -----------   ----------
Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated venture. . . . . . . . .        --       3,785,947
  Partnership's distributions from
    unconsolidated venture-sale
    proceeds. . . . . . . . . . . . . . . .      326,387      686,076
  Return of Partnership's advance to
    affiliated entity . . . . . . . . . . .      207,884        --
  Partnership's contribution to
    unconsolidated venture. . . . . . . . .        --          (7,147)
                                             -----------   ----------
          Net cash provided by (used in)
            investing activities. . . . . .      534,271    4,464,876
                                             -----------   ----------
          Net increase (decrease) in
            cash and cash equivalents . . .      291,811    4,124,776
          Cash and cash equivalents,
            beginning of year . . . . . . .   12,576,851    8,599,183
                                             -----------   ----------
          Cash and cash equivalents,
            end of period . . . . . . . . .  $12,868,662   12,723,959
                                             ===========   ==========

Supplemental disclosure of cash flow
 information:
  Non-cash activities:
    Recognition of reduction of distri-
      butions received in excess of
      recorded investment as gain . . . . .  $ 1,322,572        --
                                             ===========   ==========



            See accompanying notes to financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2002 AND 2001

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

     The accompanying financial statements include for the nine month period ended September 30, 2001 operations of $(37,099) as the Partnership's share of total property operations of $(55,344) of unconsolidated properties which were classified as held for sale or disposition or sold in the past two years.

     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2002 and for the nine months ended September 30, 2002 and 2001 were as follows:

                                                          Unpaid at
                                                        September 30,
                                     2002        2001      2002
                                    -------     ------  ------------
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partner-
  ship and its investment
  properties. . . . . . . . . .     $50,649     77,749       17,879
                                    =======     ======       ======

JMB/NYC

     JMB/NYC was a limited partnership among Carlyle-XIV Associates, L.P., and its affiliates, Carlyle-XIII Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership was a 50% shareholder of Carlyle Managers, Inc. The Partnership held, indirectly as a limited partner of Carlyle-XIV Associates, L.P., an approximate 50% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIV Associates, L.P. was Carlyle Investors, Inc., of which the Partnership was a 50% shareholder. The general partner in each of JMB/NYC and Carlyle-XIV Associates, L.P. was an affiliate of the Partnership. JMB/NYC, Carlyle-XIV Associates, L.P., Carlyle Managers, Inc. and Carlyle Investors, Inc. were dissolved and terminated in September and October 2002.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC's indirect interest in the 1290 Partnership was sold, and as a result, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $2,900,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during the years 1999, 2000 and 2001 was a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and
(iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership was significantly less than 1% of the 237 Partnership.)
The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $320,000, in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest was accrued and deferred, compounded monthly. Unpaid principal and interest was due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and final liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, which did not repay the entire amount of the tranche of the Purchase Note acquired by the limited partners of JMB/NYC, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. The Partnership received $207,884 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC. JMB/NYC recognized gain on debt forgiveness for financial reporting purposes during September 2002 and Federal income tax purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000 and $62,216,000, respectively. For Federal income tax purposes the Partnership's share of such gain is expected to be approximately $31,037,000. During 1996, the Partnership discontinued the equity method of accounting for JMB/NYC for financial reporting purposes. Therefore, the Partnership did not recognized a portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes.

JMB/PIPER

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet, vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, were significantly less than rental rates under the previous PJI lease. Additionally, Piper executed new long-term leases representing an additional approximately 170,000 square feet. The property manager had been actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space had been released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper did not make the required debt service payments under the mortgage loan for and after June 1, 2000, and was in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

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

     The Partnership's share of cash remaining at the venture (approxi-mately $900,000) was distributed to the Partnership in May 2001.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance, including accrued interest, of approximately $185,000,000 at September 13, 2002, prior to transfer of the Partnership's interest in the limited liability company), as extended, bore interest at 10% per annum and was to mature September, 2003. All excess cash flow was being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan required payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note (the "Note") secured by the Partnership's interest in the limited liability company, which had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $21,934,000 at September 13, 2002 (prior to transfer of the Partnership's interest in the limited liability company), was due in September 2003. The Note accrued interest at 17% per annum and required payments of cash flow distributed to the Partnership by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan was nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership had received notice of non-monetary defaults from the lender under the Note. The Partnership acknowledged certain of the defaults described in the notice of default. In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial Code. Pursuant to a private foreclosure sale, on September 13, 2002 an affiliate of the Partnership's unaffiliated joint venture partner acquired the Partnership's interest in the limited liability company and assumed all of the Partnership's rights and obligations under the limited liability company's operating agreement dated September 30, 1996, and the Partnership's obligation to repay the indebtedness and its other obligations under the Note and the related loan documents were discharged. The loan was nonrecourse and secured solely by the Partnership's interest in the limited liability company. The Partnership recognized an extraordinary gain on forgiveness of indebtedness of approximately $43,922,000 for financial reporting purposes. The Partnership expects to recognize a gain of approximately $31,000,000 from the transaction for Federal income tax purposes, with no corresponding distributable proceeds.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II and JMB/900 for the nine months ended September 30, 2001 is as follows:

                                                        2001
                                                     -----------

  Total income from properties
    (unconsolidated). . . . . . . . . . . . . .      $ 3,894,705
                                                     ===========

  Operating profit (loss) of ventures . . . . .      $   (55,344)
  Extraordinary items . . . . . . . . . . . . .       15,247,014
                                                     -----------
  Net earnings (loss) . . . . . . . . . . . . .      $15,191,670
                                                     ===========

  Partnership's share of income (loss). . . . .      $ 7,591,197
                                                     ===========


ADJUSTMENTS

     During 2002, a reallocation of current year's gains was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings.

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning certain of the Partnership's investment properties.

     At September 30, 2002, the Partnership had cash and cash equivalents of approximately $12,869,000. Such funds are available for working capital requirements and distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 237 Partnership in January 2002. The Partnership received its share of the proceeds from such sale (approximately $320,000) in March 2002. In May 2002, the Partnership received approximately $208,000 as a return of its 1999 advance to the limited partners of JMB/NYC. In September 2002, the Partnership received final dividends of approximately $55,000 and $69,000 from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, and a final distribution of approximately $8,000 from Carlyle-XIV Associates, L.P. On September 13, 2002, the Partnership's interest in the Wells Fargo Center - South Tower investment property was foreclosed upon. The Partnership's affairs are being wound up and the Partnership expects to make a final liquidating distribution and terminate in December 2002, barring unforseen developments.

     Although the Partnership expects to make a minimal liquidating cash distribution, aggregate distributions received by Holders of Interests over the entire term of the Partnership from all cash sources will be less than 30% of their original investment. However, in connection with the sale or other disposition (including the foreclosure of the interest in Wells Fargo Center - South Tower) of properties (or interests therein) owned by the Partnership or its ventures, Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes, regardless of whether any proceeds are received or distributed from such sales or other dispositions. During 2002, a portion of such gain will be recognized as a result of the sale of JMB/NYC's indirect interest in the 237 Partnership and the remainder of such gain will be recognized as a result of the foreclosure of the Partnership's interest in Wells Fargo Center - South Tower. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership was significantly less than 1% of the 237 Partnership.)
The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $320,000, in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property associated with JMB/NYC, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest was accrued and deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and final liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $210,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 50% to the Partnership and 50% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, which did not repay the entire amount of the tranche of the Purchase Note acquired by the limited partners of JMB/NYC, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. The Partnership received $207,884 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC. JMB/NYC recognized gain on debt forgiveness for financial reporting purposes during September 2002 and Federal income tax purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000 and $62,216,000, respectively. For Federal income tax purposes the Partnership's share of such gain is expected to be approximately $31,037,000. During 1996, the Partnership discontinued the equity method of accounting for JMB/NYC for financial reporting purposes. Therefore, the Partnership did not recognized a portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $3,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed above, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $2,900,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during the years 1999, 2000 and 2001 was a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

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

     The Wells Fargo Center - South Tower continued to suffer from the effects of the high level of debt secured by the property, and provided no cash flow to the Partnership. During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note (the "Note") secured by the Partnership's interest in the limited liability company that owns the property. The Partnership acknowledged certain of the defaults described in the notice of default.
In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial Code. Pursuant to a private foreclosure sale, on September 13, 2002 an affiliate of the Partnership's unaffiliated joint venture partner acquired the Partnership's interest in the limited liability company and assumed all of the Partnership's rights and obligations under the limited liability company's operating agreement dated September 30, 1996, and the Partnership's obligation to repay the indebtedness and its other obligations under the Note and the related loan documents were discharged. The Note had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $21,934,000 at September 13, 2002 (prior to transfer of the Partnership's interest in the limited liability company). The loan was nonrecourse and secured solely by the Partnership's interest in the limited liability company. The Partnership recognized an extraordinary gain on forgiveness of indebtedness of approximately $43,922,000 for financial reporting purposes. The Partnership expects to recognize a gain of approximately $31,000,000 from the transaction for Federal income tax purposes, with no corresponding distributable proceeds.

RESULTS OF OPERATIONS

     The decrease in interest and other receivables at September 30, 2002 as compared to December 31, 2001 is primarily due to the collection of sale proceeds of approximately $43,000 held in escrow since the close of the sale of the Louis Joliet Mall which was recorded as a receivable at December 31, 2001.

     The decrease in other assets at September 30, 2002 as compared to December 31, 2001 is due to the return of the Partnership's 1999 advance to the limited partners of JMB/NYC used to purchase the tranche of the Purchase Note, as described more fully above.

     The decrease in accounts payable at September 30, 2002 as compared to December 31, 2001 is primarily due to the timing of payment for certain of the professional fees and administrative expenses of the Partnership.

     The decrease in current portion of long-term debt at September 30, 2002 as compared to December 31, 2001 is due to the discharge of the Partnership's obligation to repay the indebtedness and its other obligations under the Note and the related loan documents as a result of the transfer of the Partnership's interest in the limited liability company which owns the Wells Fargo Center property. The Note and related loan obligations were non-recourse to the Partnership.

     The decrease in distributions received in excess of recorded investment, net at September 30, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to fund, on demand, $400,000 and $400,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest. Such investment was reduced to zero and included in the Partnership's share of gain on sale of JMB/NYC's indirect partnership interest because that interest was the Partnership's last JMB/NYC related investment property, in January 2002.

     The decrease in interest income for the three and nine months ended September 30, 2002, as compared to the same periods in 2001 is primarily due to a lower average interest rate on invested funds during 2002.

     The other income for the three and nine months ended September 30, 2002 consists of final dividends of approximately $55,000 and $69,000 received from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, in September 2002, and is also partially due to the collection of an insurance settlement of approximately $14,000 relating to a formerly owned property in the first quarter of 2002.

     The decrease in professional services for the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily due to lower costs for accounting services through the third quarter of 2002.

     The decrease in general and administrative expenses for the nine months ended September 30, 2002, as compared to the same period in 2001 is primarily due to the payment of approximately $34,000 in the first quarter of 2001 by the Partnership for state income taxes owed as a result of the sale of the Louis Joliet Mall, payment of a settlement amount (approximately $23,000) for a dispute related to construction costs of a formerly owned property made in the second quarter of 2001, and lower costs (approximately $93,000) for payroll, financial reporting and investor reporting expenses of the Partnership through the third quarter of 2002. The decrease in general and administrative expenses for the three months ended September 30, 2002, as compared to the same period in 2001 is primarily due to lower costs during the third quarter of 2002 for payroll, financial reporting and investor reporting expenses of the Partnership.

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

     The decrease in Partnership's share of operations of unconsolidated ventures for the nine months ended September 30, 2002, as compared to the same period in 2001 is due to the Partnership no longer having an ownership interest in the Piper Jaffray Tower after April 2, 2001 and also due to the Partnership's final share of operations received in 2001 in regards to the winding up of the affairs related to the Partnership's ownership interest in the 900 Third Avenue Building, as described more fully in the Notes.

     The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2002 is primarily the aggregate amount of the Partnership's share (approximately $320,000) of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment (approximately $1,323,000). The Partnership's share of gain on sale of indirect partnership interest for the three months ended September 30, 2002, is primarily due to a final liquidating distribution of cash generated from sales proceeds of approximately $8,000 received from Carlyle-XIV Associates, L.P. in September 2002. The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

     The Partnership's share of extraordinary items from unconsolidated ventures for the nine months ended September 30, 2001 are the net amount of the Partnership's share of gain on forgiveness of indebtedness of $8,039,165 and write-off of deferred mortgage fees of $410,869 resulting from the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described above.

     The extraordinary items - gain on forgiveness of indebtedness for the three and nine months ended September 30, 2002 is due to the gain on forgiveness of indebtedness resulting from the transfer of the Partnership's interest in the limited liability company which owns the Wells fargo Center - South Tower to an affiliate of Partnership's unaffiliated venture partner pursuant to a foreclosure sale in September of 2002 as described above.


ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report. Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower. The Partnership acknowledged certain of the defaults described in the notice of default. In December 2001, the lender assigned all of its rights and interests under the loan to an affiliate of the lender. On December 17, 2001, the Partnership acknowledged and consented to the plans of the affiliate of the lender to foreclose on the Partnership's interest in the limited liability company on or before December 31, 2002 and waived any notice or additional notice of foreclosure to which it may have been entitled under the terms and conditions of the loan documents or the California Commercial Code. Pursuant to a private foreclosure sale, on September 13, 2002, an affiliate of the Partnership's unaffiliated joint venture partner acquired the Partnership's interest in the limited liability company. The note had an adjusted principal balance of approximately $21,988,000 and accrued interest of approximately $21,934,000 at September 13, 2002 (prior to transfer of the Partnership's interest in the limited liability company). Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the default under such note.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             3-A.    Amended and Restated Agreement of Limited Partnership
is hereby incorporated herein by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated August 12, 2002.

             3-B.    Assignment Agreement by and among the Partnership,
the General Partners and the Initial Limited Partner is hereby incorporated herein by reference to the Partnership's Report on Form 10-Q (File No. 0-15962) dated August 12, 2002.

             3-C.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-15962) dated November 8, 1996.

             10-A.   Foreclosure Sale Certificate by and among Carlyle
Real Estate Limited Partnership - XIV, Maguire Partners-WFC Holdings, LLC, ATC Realty Seventeen, Inc., Maguire Partners-Bunker Hill, Ltd., Maguire Partners-South Tower, LLC, and Wells Fargo Bank, N.A. dated September 13, 2002 is filed herewith.

             10-B.   Acknowledgment, Consent and Waiver between Carlyle
Real Estate Limited Partnership - XIV, ATC Realty, Inc. and Wells Fargo Bank, N.A. dated September 13, 2002 is filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 14, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 14, 2002




                            CERTIFICATIONS

I, H. Rigel Barber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carlyle Real Estate Limited Partnership - XIV;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ H. Rigel Barber
                            ----------------------------
                            Principal Executive Officer




                            CERTIFICATIONS

I, Gailen J. Hull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carlyle Real Estate Limited Partnership - XIV;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Accounting Officer